Form 10KSB
period 2005-12-31
Enlightened Gourmet, Inc.
filed 2006-04-14
CIK 1342882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-KSB

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Calendar Year ended December 31, 2005

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ______ to______

Commission filer number 0-51597

THE ENLIGHTENED GOURMET, INC.

(Name of small business issuer in its charter)

Nevada	22-3279105
(State of Incorporation)	(I.R.S. Employer I.D. Number)

236 Centerbrook, Hamden, CT 06518

(Address of principal executive offices)  (Zip Code)

Issuer’s Telephone Number 203-230-9930

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, Par Value $.0001 Per Share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days.  Yes ☒           No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State issuer's revenues for its most recent fiscal year.  $0.00

As of March 31, 2006, 76,560,500 shares of the issuer's Common Stock were issued and outstanding.

ITEM 1.  DESCRIPTION OF BUSINESS

THE COMPANY

The Enlightened Gourmet, Inc. ("Gourmet" or "Company") was incorporated under the laws of the State of Nevada on June 25, 2004.  The Company is a development stage company and as of December 31, 2006 had no sales or revenues.  It has never been a debtor in bankruptcy, receivership or any similar proceeding.

The Company is in the business of developing, marketing and selling food products currently classified as the “Good for You” category by the food industry.  Its primary focus in this category is in products that have no fat and no added sugar.  While its initial products are no fat, no lactose, no sugar added ice cream; the Company’s technology to create these types of products is transferable into other food items as well.  Therefore, the company plans to utilize its proprietary technology to expand beyond its initial products in the ice cream and frozen dessert category.

The Company markets and sells ice cream that is fat free, cholesterol free, lactose free and has no added sugar.  The Company offers and sells the ice cream under the trade name "Absolutely Free Gourmet Ice Cream” with the Absolutely Free™ logo.  All of the Company’s initial ice cream products are sold as ice cream novelties including ice cream bars, cups and sundaes rather than in pints, quarts, half gallons, etc.  The ice cream novelties are packaged for sale to the retail grocery industry as market packs, as well as single serve items for the impulse and convenient store market.  The products will also be specialty packed for use in food service such as schools, health care facilities and other institutions.  The products are designed to appeal to the health conscious or weight conscious consumer, since they are low in calories and have no fat and no added sugar.

BACKGROUND

Since inception, the Company has been in the development stage of its business, as it has spent the majority of time and effort further developing and completing its products, marketing plans, seeking strategic relationships and cultivating interest in its products by grocery and drug chains, food service companies and food distributors.  The Company also developed all of its initial ice cream flavors and novelty products.  Additionally, it created the Absolutely Free™ logo and related packaging, marketing and sales materials.

On September 27, 2004, the Company acquired, via a tax free stock merger, all of the outstanding shares of Milt & Geno’s Frozen Desserts, Inc. (“M&G’s”) a company with similar ownership.  (See “Certain Relationships and Related Transactions”).  The Company acquired M&G’s because it believed that M&G’s had certain formulas and recipes that would enhance the Company’s development.  Additionally, the Company acquired the brand name and trade dress, together with some limited inventory for M&G’s ice cream product Absolutely Free™.  The Company also assumed less than $10,000 in liabilities as a result of the transaction.

The Company manufactures its products under strict supervision via co-packing arrangements with two unaffiliated ice cream manufacturers and is seeking additional co-packers.  The initial co-packers were each chosen based upon their experience in manufacturing ice cream and ice cream novelties, as well as price considerations.  The Company believes that its current co-packers have sufficient capacity to manufacture the Company’s products and meet the Company’s expected demand while maintaining the Company’s high quality standards, as well as do so in an efficient and effective manner.  Each co-packer is located in the northeastern part of the United States.  Although no contract has been executed with either co-packer, it is intended that the labor component of any co-packing agreement will be fixed for the duration of the contract.  However, the cost of the ingredients to make the ice cream products will not be fixed and will be subject to price swings similar to other commodity prices.  The Company will endeavor, when and if possible, to lock in prices for ingredients or purchase the ingredients in sufficient bulk to obtain a more attractive price.

The Company markets its products directly to stores, as well as to various other retail outlets via brokers and intermediaries.  However, the Company does not maintain it own distribution network.  Rather the Company must rely upon third party distributors to deliver its products.  Instead of relying upon one or two national distributor to distribute its ice cream products, the Company's products are, and will be, distributed through a large number of geographically diverse ice cream distributors across the country.  Additionally, certain of these distributors only distribute to certain classes of trade (i.e. grocery chains, but not convenience stores), and not all distributors will be located in a given geographic area.  Accordingly, while the Company’s distribution system may be less efficient and perhaps more costly due to the number of distributors it will have to work with; its business will be less susceptible to the potential risks of dealing with one or two dominant national distributors.  Therefore, while perhaps less efficient than dealing with one or two national distributors, the Company believes it will be better off by not relying upon any single distributor for more than ten percent (10%) of its projected sales.  In addition to the retail market, the Company will also market certain of its products to the institutional food service market in including schools, hospitals, nursing homes and other institutions.

As of April 1, 2006, the Company has received authorizations from approximately 1,500 supermarkets.  This total does not include any convenience stores, smaller grocery stores, or independent distributors for which the Company has also received authorizations.  Supermarkets traditionally begin placing orders for new products around April 1st  of each year.  The Company recently began receiving the initial orders from some of the stores it received authorizations from and as of April 7, 2006 has received orders totaling approximately $400,000.  These orders are expected to increase as only about 50% of the supermarkets the Company has received authorization from have placed their initial order for the Company’s product.  Future orders will be dependent upon acceptance of the product by consumers.

While the Company’s initial products are all ice cream related, the Company believes that its recipes and processing techniques may be used in other sweet and savory food items to replace the fat normally found in these items.  Therefore, the Company’s technology is not just ice cream related.

The Company's executive offices are located at 236 Centerbrook Road, Hamden, CT 96518, its telephone number is 203-230-9930 and its web-site is www.TheEnlightenedGourmet.com.

PRODUCTS

The Company owns a recipe and process to replace fat, cream and butter in sweet and savory food applications.  More importantly, the Company believes that this recipe and process maintains the texture (mouth feel) and flavor-carrying capabilities of fat.  Since the recipe eliminates the fat component from the product, the resulting product has significantly fewer calories than a similar fatted product, all while maintaining the food’s normal taste and texture.  Therefore, the Company believes that it can offer certain food products that are not only good tasting, but do not include any fat, or added sugar which studies have shown to be linked to obesity, diabetes and other diseases.

The Company believes it is the first to offer high quality, no fat, no cholesterol, no lactose and no sugar added ice cream novelty products, and that no other company can presently make all of these claims.  Based upon the Company’s research, it believes that no other ice cream novelty product presently on the market can claim to have both no fat, and no added sugar.  The Company believes that its proprietary recipe and process provides for an ice cream that while fat-free, delivers the rich taste and creamy texture normally found only in full fatted ice creams.  The Company believes that these characteristics are a result of the Company’s proprietary mix and the quality and nature of the ingredients in the mix.  The shelf life of each of the Company’s products is 270 days from the date of manufacture, so long as the product remains stored at a constant temperature not greater than minus five degrees Fahrenheit.  This compares favorably to ice cream which must be stored at a constant temperature of minus fifteen degrees Fahrenheit to maintain a similar shelf life.  Additionally, each of the Company’s products is imprinted with an expiration date so that stores, as well as consumers no when to discard the product.

The Company has presently developed four types of ice cream novelties for sale:  ice cream bars, ice cream sundaes, ice cream sandwiches and ice cream cups.  Within each category of ice cream novelty, the Company has several different flavors that it offers and sells.

Ice Cream Bars:  There are four flavors of ice cream bars, each 4 fluid ounces in size:  Double Chocolate Fudge Swirl (Fat Free Chocolate Ice Cream with Fat Free Chocolate Fudge Sauce), Orange & Vanilla Cream (Fat Free Vanilla Ice Cream with an Orange Shell), Peach Melba (Fat Free Peach Ice Cream with a Raspberry Shell), and Dulce de Leche (Fat Free Caramel Ice Cream with Fat Free Caramel Sauce).

Ice Cream Sandwiches:  There are four flavors of ice cream sandwiches, each 4 fluid ounces in size:  Cookies & Cream (Fat Free Cookies & Cream Ice Cream with Fat Free Cookie Pieces), Cool Mint Chocolate Fudge Swirl (Fat Free Mint Ice Cream with Fat Free Chocolate Fudge Sauce), Double Swirl Sundae (Fat Free Vanilla Ice Cream with Fat Free Chocolate Fudge Sauce and Fat Free Strawberry Sauce), and Peanut Butter Chocolate Fudge Swirl (Fat Free Peanut Butter Ice Cream with Fat Free Chocolate Fudge Sauce).

Ice Cream Cups:  There are four flavors of ice cream cups each 6 fluid ounces in size:  Burgundy Cherry (Fat Free Burgundy Cherry Ice Cream with Black Cherry Pieces), Hav-a-Cappuccino (Fat Free Cappuccino Ice Cream with Fat Free Chocolate Fudge Sauce), Caramel Toffee Crunch (Fat Free Caramel Ice Cream with Pieces of Fat Free Almond Toffee Crunch), and Vanilla Fudge Swirl (Fat Free Vanilla Ice Cream with Fat Free Chocolate Sauce).

Ice Cream Sundaes:  There are two flavors of ice cream sundaes, each 4 fluid ounces in size: Vanilla Chocolate Fudge Sundae (Fat Free Vanilla Ice Cream with Fat Free Chocolate Fudge Sauce), and Vanilla Strawberry Sundae (Fat Free Vanilla Ice Cream with Fat Free Strawberry Sauce).

The Company intends to add additional ice cream novelty products, like ice cream cones, over time and to add and subtract flavors and products based upon changes in market demand.  Unlike other companies involved in the “Good for You” grocery category, the Company will only offer for sale products that are free of fat and have no added sugar.

Packaging

The Company promotes brand recognition by packaging its products in a distinctive manner.  The Company has expended considerable time, effort and capital to develop its logo, packaging and related trade dress.  Each package prominently displays the distinctive Absolutely Free™ logo, together with the four major product attributes preceded by a check mark:  Fat Free, Cholesterol Free, Lactose Free, and No Sugar Added, all on a distinctive yellow background.  The background color of the packaging, as well as the lettering of the logo, and the check marks preceding the product attributes is truly distinctive.  Presently, no other ice cream novelty uses either the dominant color of the packaging, the font style of the lettering, or a similar design on their packaging.  The Company has filed an application for a registered trademark not only for the name “Absolutely Free,” but for the distinctive font style as well.  See Patents.

The Company presently has two primary avenues of retail distribution: grocery stores and convenient stores.  The ice cream bars, sandwiches and cups are sold primarily through grocery stores in cartons commonly referred to as “market packs.”  The market packs for both the ice cream cups and ice cream bars are constructed out of a clay coated kraftback paperboard commonly referred to as SUS Virgin Board.  The paperboard has a smooth white top surface offering a good printing background and a smooth brown back.  This type of board is commonly used in retail packaging because it provides excellent strength and stiffness.  It is also moisture resistant, which helps maintain the integrity of the market pack while in a freezer space.  The ice cream cups are packaged as a single flavor, four to a market pack.  The ice cream bars are individually wrapped and packaged as a single flavor, six to a market pack.

The ice cream sandwiches are packaged in clear plastic sealed trays, six to a package.  Unlike the market packs for both the ice cream cups and ice cream sandwiches, this market pack allows the consumer to see the product inside the market pack.  In order to resemble the packaging design of the market packs for both the ice cream cups and ice cream sandwiches, the ice cream sandwich market packs are affixed with a large label displaying the distinctive Absolutely Free™ logo, together with the four major product attributes preceded by a check mark:  Fat Free, Cholesterol Free, Lactose Free, and No Sugar Added, all on the distinctive yellow background.  The top label has printing on the backside of the label so that the consumer can read additional information about the Company and the product after opening the market pack.  A second label is affixed to the bottom of the Market pack which discloses all of the nutritional information.  The trays are shrink-wrapped in a clear polywrap for freshness and product protection.

In addition to offering for sale the Company’s products in market packs, each flavor of the ice cream bars, as well as the Double Swirl Ice Cream Sandwich and the Cookies & Cream Ice Cream Sandwich are also offered for sale as single serve items.  The Company will also offer for sale, as single serve items, the two flavors of its ice cream sundaes.  The Company’s packaging for single serve, or “impulse items” is different compared to its market pack packaging.  However, similar to the market packs, the Company promotes brand recognition by packaging its products in a distinctive manner.  Like the market packs, each single serve package prominently displays the distinctive Absolutely Free™ logo, together with the four major product attributes preceded by a check mark:  Fat Free, Cholesterol Free, Lactose Free, and No Sugar Added, all on a distinctive yellow background.  The ice cream bars are packaged in an opaque flexible film with the previously described characteristic color, logo and product attributes.  Similarly, the ice cream sandwiches are packaged using the same flexible film and imprinted with the same color, logo and product attributes.  The film provides excellent protection for the product and provides a surface that is easy to print on.  The flexible film protects the product better than traditional paper wrapping which can be easily torn.  The ice cream sundaes are sold in 4 fluid ounce plastic cups with a plastic lid.  Both the cup and lid are imprinted with previously described characteristic color, logo and product attributes.  Unlike a more traditional paper tab lid found on ice cream cups, this plastic lid will allow the consumer to reseal the product to eat at a later time.

Each market pack, as well as each single serve item is imprinted with a plant code designating where the product was manufactured, as well as its expiration date.  This data will provide sufficient information for stores to track the Company’s products if any product needs to be removed in the event of a product recall or because it has expired.

In addition to traditional retail, the Company also will offer for sale all of its products to institutional foods service distributors who serve the education and health industries.  The packaging for these instructional markets will be more specialized to meet the individual requirements of each specific market and has not yet been designed.

MANUFACTURING

The Company presently manufactures its products under strict supervision via co-packing arrangements with two unaffiliated ice cream manufacturers.  Mr. Cookie Face, located in Lakewood, New Jersey, presently manufactures the ice cream bars and sandwiches and Nutmeg Farms Ice Cream, located in West Hartford, Connecticut, presently manufactures the ice cream sundaes and cups.  The initial co-packers were each chosen based upon their experience in manufacturing ice cream and ice cream novelties, as well as price considerations.  The Company believes that its current co-packers have sufficient capacity to manufacture the Company’s products and meet the Company’s expected demand while maintaining the Company’s high quality standards, as well as do so in an efficient and effective manner.  Nevertheless, the Company intends to identify more co-packers to increase and diversify the number of its co-packers and, more importantly, to provide geographic diversification to reduce the cost of shipping its products to retail markets across the continental United States.  However, to the extent that the Company’s sales are significantly greater than its projections, the Company will need to find additional co-packers to meet the demand for its products.  This may be difficulty depending upon the time of the year that this may occur.  Ice Cream manufacturing is generally seasonal, and it may difficult, or impossible, to arrange production during the high point of the manufacturing season.  While the Company presently has no contract with either co-packer, it is intended that under any contract with any manufacturer, the Company will pay the respective manufacturer a fixed fee per case for manufacturing and packing the product.  The Company expects that any contract will have an initial maturity of one year, with a right on the part of the Company to cancel either agreement on 30 days' notice at any time.  The Company may provide and pay for certain machinery for its co-packers in order to facilitate either the making or packaging of the Company’s products.  For Nutmeg Farms Ice Cream, the company provided a cartoner to package the ice cream cups into the market packs. Although the Company presently deals with only two manufacturers, its arrangement with each the manufacturer is not exclusive, and the Company may use other manufacturers if necessary or advantageous.

To insure that the Company’s products have the highest quality possible, the Company will have a quality assurance person on site at each manufacturer during the entire manufacturing process including both making and packaging the final products.  The finished products are then held in storage until they can be tested to insure that the product is not contaminated by any bacteria.

RAW MATERIALS

It is intended that under any co-packing arrangement, including the Company’s present arrangement with its present co-packers, the Company will be responsible for purchasing all of the necessary ingredients and packaging supplies.  The Company, presently purchases all of the raw materials and ingredients to manufacture its products from unrelated third party sources.  Therefore, with the exception of the previously mentioned equipment and providing each manufacturer the necessary ingredients and packaging, the cost of manufacturing the Company’s products will be fixed by contract.  However, the cost of the ingredients is not fixed and, like all markets for commodities, is subject to fluctuations based upon supply and demand.  While the prices of the commodities necessary to manufacture the product do and have fluctuated, the Company has not experienced any shortages during the limited time it has procured its ingredients, raw materials and packaging.  An increase in the price of any commodity above what the Company projected will have the effect of reducing the company’s projected profits, as the additional cost may not be necessarily offset by a corresponding increase in the product’s wholesale price.  Any prolonged or sustained increase in price could have an affect on the Company’s profits if it is unable to pass these additional costs on to the consumer.  In an effort to control the prices of ingredients and packaging, the Company is constantly looking for more and alternative sources to provide these ingredients and packaging at a lower price without sacrificing quality.

COMPETITION

The Company’s business is highly competitive.  The Company’s products compete on the basis of brand image, quality, breadth of flavor selection, price, and amount of fat content.  Most ice cream manufacturers, including full line dairies, the major grocery chains and the other independent ice cream processors, are capable of manufacturing and marketing high quality, low fat or reduced fat ice creams.  Furthermore, there are relatively few barriers to new entrants in the ice cream business.  Existing competition includes low fat or reduced fat novelty products offered by Weight Watchers, Skinny Cow, No Pudge and Healthy Choice, as well as “private label" brands produced by or for the major supermarket chains.  In addition, the Company also competes with frozen desserts such as frozen yogurt and sorbet manufactured by Dannon, Healthy Choice and others.  Many of these competitive products are manufactured by large national or international food companies, with significantly greater resources than that of the Company.  The Company expects strong competition to continue in the form of price, competition for adequate distribution and limited shelf space.

However, despite these factors, the Company believes that the taste and quality of its products, and its unique product packaging, will enable it to compete effectively in its market.  The Company believes this to be true because it would be the only company presently offering ice cream novelties that are “fat free,” and have “no sugar added.”  Consequently, its products have fewer calories than other products currently on the market.  The Company also believes that its products are more appetizing compared to the other products in the Good for You category.  For example, rather than having simple flavors such as chocolate and vanilla, the Company’s line of products include flavors typically associated with premium brands like cappuccino, burgundy cherry, and cookies & cream.  Additionally, the Company’s products include inclusions like fruit and candy, as well as variegates like chocolate fudge and strawberry.  Therefore, the Company believes that because of its unique flavors, as well as the taste and quality of its products will enable it to compete effectively in its market.

MARKETING

Industry data indicates that 90% of all U.S. households purchase ice cream.  According to the United States Department of Agriculture, almost 1.6 billion gallons of ice cream and related frozen desserts were produced in 2004 translating to approximately 21.5 quarts per person.  Of that amount, the USDA reported that reduced fat, light and low-fat products accounted for about 28% of the market.  86% of all ice cream is purchased from supermarkets.  Convenience store sales were second at 11.4%.  According to a 2004 (most recent year available) study conducted by the International Ice Cream Association, the market for ice cream and frozen desserts is estimated to be approximately $19 billion.  The total frozen novelty market in 2004 was estimated at $2.4 billion, up 1.3% over 2003.  Ice cream bars are the most popular segment amounting to 25% of the ice cream novelty market.  While regular ice cream accounted 64% of this total, or about 14 quarts per capita, “no-fat” and “low-fat” products made up the second greatest portion at approximately 6 quarts per capita.  (Source: International Ice Cream Association).

The Company participates in the ice cream market which is part of a broader frozen dessert market.  All of the Company’s products are considered novelty ice cream products.  Novelty items are separately-packaged, single servings of a frozen dessert rather than bulk packaged goods (i.e. pints, quarts or half gallons) which have multiple servings per container.  The Food and Drug Administration, which regulates the standards for many foods also regulates both packaged goods and novelty products and has set labeling requirements concerning fat content in ice cream.  (See Regulation.)  Foods that have less than a 0.5 gram of fat per serving are considered to be “no fat.”  Based upon these requirements, all of the Company's ice cream novelties fall within the "no fat" ice cream category, because they have 0 grams of fat per serving.  Low fat ice cream contains a maximum of three grams of fat per serving.  Reduced fat ice cream contains at least 25% less total fat that the preferred product (either an average of leading brands, or the company's own brand).

The Company will have two primary avenues of retail distribution; grocery stores and convenient stores.  The ice cream bars, sandwiches and cups will be sold through grocery stores in cartons commonly referred to as “market packs.”  The ice cream cups will be packaged as a single flavor four to a market pack.  The ice cream bars and ice cream sandwiches will each be packaged as a single flavor, six to a market pack.  In addition to being sold in market packs, the ice cream bars and ice cream sandwiches will also be sold as single serve items in convenience stores.  Additionally, the Company will sell the ice cream sundaes only as single serve items in convenient stores.

In addition to traditional retail, the Company also will offer for sale all of its products to institutional foods service distributors who serve the education and health industries.  The packaging for these instructional markets will be more specialized to meet the individual requirements of each specific market.

Sales and Distribution.

The Company sells its products principally to supermarkets, convenience and other foods stores.  Distribution is made via independent distributors and commissioned food brokers.  The Company distributes its products principally through non-exclusive distribution arrangements with regional broadline grocery and frozen food distributors, as well as regional ice cream distributors.  In general, unlike traditional ice cream sales, the Company believes that sales of its products will be less cyclical than typical ice cream sales.  The Company believes this to be true due to the added health benefits of the Company’s product compared to regular ice cream.  Additionally, the Company also believes that the market for “Good for You” frozen desserts is still increasing in size, so the Company will benefit from a market that is still growing.  The Company believes its business will generally experience its highest volumes during the winter and spring months and lowest volumes during the late summer and fall months.

The Company attracts new markets through the efforts of its principal officers, and through the collective efforts of its employees.  The Company anticipates entering new markets by making available its products to consumers via convenient stores and middle tier supermarkets, in addition to select national supermarkets.  The Company believes, based upon its sales presentations, that this will be a more efficient and effective way to enter new markets, as the Company will pay less “slotting” to have its products distributed to convenient stores and middle tier supermarkets, rather than major supermarkets.  “Slotting charges” are payments made to retail outlets to access their shelf space.  These fees are common in most segments of the food industry and vary from chain to chain.  Supermarket chains generally are reluctant to give up shelf space to new products when existing products are performing.  The Company’s goal is to build customer loyalty by first offering the product to middle tier super markets, convenience stores and drug chains where there is a little or no slotting expense, and then to a select number of supermarkets.  Then, after sufficient demand for the Company’s product has been acquired, offer the products in the national grocery chains.  The Company believes that this plan will provide the opportunity to receive authorizations from the major grocery chains with reduced slotting, since the Company has proven the demand for their product.  While this may temper the rate of growth in the Company’s sales, the Company believes this is a more efficient and effective way to introduce the Company’s products in the long run.  However, the expansion of the Company to new markets, if any, may be constrained by cash available to pay for slotting fees.

Advertising and marketing will generally be in the form of coupons or advertisements in supermarket flyers, attractive point of sales advertising or signage on the ice cream freezers.  Coupons offering a $0.50 to $1.00 discount will also be made available.  This is consistent with industry practices which as a whole do not use the media (television & radio) to advertise their products.  However, the Company will advertise in professional trade journals to inform health care professionals who can influence consumers.  The Company also believes that significant interest can be garnered by marketing the Company’s products to people who can influence consumers’ buying habits.  The Company is also planning on making available coupons on the Company’s web site

In addition to point of sales advertising, signage and advertisements in supermarket flyers, the Company believes that it will also generate increasing demand for its products by word of mouth.  The Internet has given rise to numerous web sites dedicated to informing fellow consumers of the latest consumer trends, as well as new and interesting products.  This information is quickly passed on to readers of the various web sites.  This type of marketing is commonly referred to as “buzz marketing.”  Buzz marketing captures the attention of consumers and the media to the point where talking about your brand becomes entertaining, fascinating, and possibly newsworthy.  The Company believes that buzz marketing will only increase as more and more consumers use the Internet as their primary means of obtaining information.  The Company also believes its products will be excellent candidates for buzz marketing since the packaging is new and different and no other product in the marketplace can make the same claims; and it tastes good while being good for you.  The fact that Company’s products deliver a rich and creamy taste without fat or added sugar only enhances the Company’s belief that its products will benefit from buzz marketing.

Considering that the Company’s products are lower in fat and calories than many other competing products, the Company also believes that various weight loss groups that provide information to their readers about new products will recommend its products.  The Company believes this to be true because all of its products are calculated to be “one point” using the Weight Watcher’s Point System®.  The Weight Watcher’s Point System is perhaps the most well known of all diet programs and has a large and loyal following.  Use of the Weight Watchers information by the Company does not imply sponsorship or endorsement of the Company’s products by Weight Watchers.  Weight Watchers® and Points® are registered trademarks of Weight Watchers International, Inc. and Weight Watchers has its own line of ice cream novelties that compete against the Company’s products.  Lastly, the Company, not Weight Watchers, calculated the number of Points® for each of its products based upon published information available from the United States Office of Patent and Trademark Office about the Weight Watcher’s Point System®.

In addition to buzz marketing and being recommended by various diet and healthy eating programs and web sites, the Company also believes that its proprietary mix, which delivers a rich and creamy taste with no fat, will create strong customer loyalty.  Additionally, its unique product packaging, combined with the consumers continued interest in dealing with weight and health issues lends itself to be an excellent product for in-store promotions.  The products uniqueness separates it from other similar products in the ice cream section of supermarkets and convenience stores.  The Company anticipates spending limited capital on broad based advertising and marketing, preferring to use more in store signage and advertising in super market flyers, as well as the previously mentioned buzz marketing.

The Company does not own or operate its own distribution system.  Consequently, it is dependent upon non-exclusive distribution arrangements with regional broadline grocery and frozen food distributors, as well as regional ice cream distributors.  Some of these distributors will be “DSD Distributors.”  Under this direct store distribution system, the Company's products are distributed directly to the retail ice cream cabinet by the distributor’s personnel rather than by the retail stores’ or the Company’s employees.  This store level distribution allows service to be tailored to the needs of each store.  The Company believes this service ensures proper product handling, quality control, flavor selection and retail display.  This type of distribution has resulted in an ice cream distribution network capable of providing frequent direct service to grocery stores in every market where the Company's products are sold.  However, the sales price for products sold to DSD Distributors is approximately 15-20% less than products sold to broadline distributors.  Therefore, to the extent that the Company utilizes DSD Distributors, its revenue from products that could be otherwise distributed by broadline distributors will be reduced.

The Company will also utilize the services of distributors who solely deliver the Company’s products to grocery store or grocery chain warehouses.  In this case, employees of the retail outlet purchasing the product are responsible for maintaining the Company’s product in the ice cream cabinet.  In addition, the Company intends to contract with independent food brokers to provide merchandizing services to these grocery chains.

Considering that DSD distributors do much of the work maintaining the Company’s product in the ice cream cabinet, the wholesale price of the Company’s products to DSD Distributors will be less than the Company’s product sold directly to grocery chains.  Consequently, the Company’s gross margin on products sold to DSD distributors will be less than products sold to grocery chains.  While the Company’s gross margin for products sold directly to grocery chains will be greater than products sold to DSD distributors, this gross margin will be reduced if the Company employs any independent food brokers to provide merchandizing services to these stores.

As of April 1, 2006, the Company has entered into several distribution agreements with companies to distribute its products and the Company has received authorizations from approximately 1,500 supermarkets.  This total does not include any convenience stores, smaller grocery stores, or independent distributors for which the Company has also received authorizations.  Supermarkets traditionally begin placing orders for new products around April 1st of each year.  The Company recently began receiving the initial orders from some of the stores it received authorizations from and as of April 7, 2006 has received orders totaling approximately $400,000.  These orders are expected to increase as only about 50% of the supermarkets the Company has received authorization from have placed their initial order for the Company’s product.  Future orders will be dependent upon acceptance of the product by consumers.

The Company believes that the taste and quality of its products, and its unique product packaging, will enable it to compete effectively in its market.  The Company believes this to be true because it is the only company presently offering a product line of ice cream novelties that are “fat free,” “cholesterol free,” “lactose free,” and have “no sugar added.”  Consequently, its products have fewer calories than other products currently on the market.  The Company also believes that its products are more appetizing compared to the other products in the Good for You category.  For example, rather than having simple flavors such as chocolate or vanilla, the Company’s line of products include flavors typically associated with premium brands like cappuccino, burgundy cherry, and cookies & cream.  Additionally, the Company’s products include inclusions like fruit and candy, as well as variegates such as chocolate fudge and strawberry and caramel.  Therefore, the Company believes that because of its unique flavors, as well as the taste and quality of its products will enable it to compete effectively in its market.

PATENTS

The Company’s products are not covered by any patents; however, the Company does maintain its primary formulas and processes as trade secrets.  The Company believes that such trade secrets provide a significant competitive advantage and has procedures, including confidentiality agreements, designed to maintain the confidentially of such trade secrets.  Each of the Company’s co-packers and vendors has each signed a confidentiality and non circumvention agreement in an attempt to protect the Company’s proprietary formula

The Company has filed an application with the United States Patent and Trademark Office to register the trademark Absolutely Free™.  The application was filed for both Class 29:  Dairy based food beverages, vegetable based food beverages and fruit based beverages, as well as  Class 30: Frozen confections, ice cream, cheesecakes, grain based food beverages, and puddings.  The notice of publication for opposition was published in the March 21, 2006 issue of the Official Gazette, a weekly publication of the United States Patent & Trademark Office.  Anyone who believes that the use of our mark might be damaged by our use of the mark, has 30 days in which to file an opposition.  If no oppositions are filed, or if any opposition is successfully overcome, the application will proceed to registration.  The Company does not expect any opposition to the use of our mark, and expects the mark to be registered prior to September 1, 2006.

GOVERNMENT APPROVALS

The Company is subject to regulation by various governmental agencies, including the U.S. Food and Drug Administration and the U. S. Department of Agriculture.  Co-packers that manufacturer the Company’s products must comply with all federal and local environmental laws and regulations relating to air quality, waste management and other related land use matters.  The FDA also regulates finished products by requiring disclosure of ingredients and nutritional information.  The FDA can audit the Company or its co-packer to determine the accuracy of the Company’s disclosure.  State and local laws may also impose additional health and cleanliness regulations on our manufacturers.  The Company believes, based upon representations from each of its current co-packers that each co-packer is currently in compliance with these laws and regulations, and has passed all regulatory inspections necessary for each co-packer to continue operations, as well as for the Company to sell its products.  The Company believes that the cost of compliance with applicable governmental laws and regulations is not material to its business.

RESEARCH AND DEVELOPMENT

Research & Development

The Company will continually look to improve it products and to develop new products to sell.  The Company intends to allocate an as of yet undetermined amount of capital each year to researching both new products, as well as improving its existing line of products.

Environmental

The Company does not own any manufacturing facilities.  Independent third parties manufacture all of the Company’s products.  The Company believes, based upon representations from each of its current co-packers that each co-packer is currently in compliance with these laws and regulations and has passed all regulatory inspections necessary for each co-packer to continue operations, as well as for the Company to sell its products.  The Company believes that the cost of compliance with applicable governmental laws and regulations is not material to its business.

INSURANCE

The Company is engaged in a business that could expose it to possible claims for personal injury resulting from contamination of its ice cream.  While the Company believes that through regular product testing the quality of its products are carefully monitored, it may be subject to liability due to customer or distributor misuse or storage.  The Company maintains product liability insurance against certain types of claims in amounts which it believes to be adequate.  The policy covers claims up to $1 million per single occurrence and $2 million in the aggregate.  The Company also maintains an umbrella insurance policy that increases the coverage to $5 million in the aggregate.  The Company believes this coverage will be adequate to cover claims made as a result of any liability arising from its products.  In addition to the aforementioned coverage, the Company also requires each of its manufactures and vendors to have a minimum of $5 million in product liability coverage and to have the Company named as an additional insured on such policies.  While the Company has made only limited sales to date, and has no historical experience for regarding any claims of this type, the Company believes its current level of insurance to be adequate for its present business operations, however, there can be no assurances that such claims will not arise in the future or that the Company's policies will be sufficient to pay for such claims.

EMPLOYEES

As of December 31, 2005, the Company employed only three full time employees and three consultants, one part time and two full time.  The Company has no collective bargaining agreements with its employees and believes its relations with its employees are good.

ITEM 1A.  RISK FACTORS

Certain risks exist with respect to the Company and its business.  Accordingly, investors and shareholders should consider the following risk factors along with other information contained in this Registration Statement including the financial statements and the notes thereto.

1.

Competition from Better Capitalized Companies.  The Company’s business is highly competitive.  Many of these competitive products are manufactured by large national or international food companies with significantly greater resources than that of the Company.  The Company expects strong competition to continue in the form of price, competition for adequate distribution and limited shelf space.

2.

New and Unproven Product.  The Company’s products are new and unproven.  While initial taste tests conducted by the Company support the Company’s belief that their product will be accepted in the market, there are no assurances that this will be true.  The Company is presently a development stage company, and has had limited distribution and sales its products.  Consequently, it has limited first-hand experience that its products will be accepted in the market.

3.

Lack of Patent Protection for the Company’s Intellectual Property.  The Company’s intellectual property consists of a proprietary recipe and manufacturing process.  Together these two elements provide the Company the ability to manufacture foods, traditionally high in fat and added sugar, without fat or added sugar.  At the present time the Company has decided not to seek a patent for this recipe.  Rather the Company believes that by treating the recipe as a trade secret, it will afford the Company greater protection than a patent which would become public knowledge.  Alternatively, it is exploring the possibility of filing a patent with the United States Patent & Trademark Office to protect its manufacturing process.  However, no final determination has been made regarding whether or not the Company shall seek any such protections.  Consequently, the Company has no legal protection for its intellectual property other than treating such intellectual property as a trade secret.  See Proprietary Rights.

4.

Product Liability.  The Company is engaged in a business that could expose it to possible claims for personal injury resulting from contamination of its ice cream.  While the Company believes that through regular product testing the quality of its products are carefully monitored, it may be subject to liability due to customer or distributor misuse or storage.  The Company maintains product liability insurance against certain types of claims in amounts which it believes to be adequate.  The policy covers claims up to $1 million per single occurrence and $2 million in the aggregate.  The Company also maintains an umbrella insurance policy that increases the coverage to $5 million in the aggregate.  The Company believes this coverage will be adequate to cover claims made as a result of any liability arising from its products.  In addition to the aforementioned coverage, the Company also requires each of its manufactures and vendors to have a minimum of $5 million in product liability coverage and to have the Company named as an additional insured on such policies.  Nevertheless, there can be no assurances that the insurance policies will be adequate and any adjudicated claim in excess of the  insurance coverage available could adversely affect the Company.  See Insurance.

5.

Regulatory Risks.  The Company operates in an industry that is highly regulated by the Federal government, as well as State and local governments.  The Company is subject to regulation by various federal governmental agencies, including the U.S. Food and Drug Administration and the U. S. Department of Agriculture.  Co-packers that manufacturer the Company’s products must also comply with all federal and local environmental laws and regulations relating to air quality, waste management and other related land use matters.  The FDA also regulates finished products by requiring disclosure of ingredients and nutritional information.  State and local laws may also impose additional health and cleanliness regulations on our manufacturers.  Presently, the Company believes that the cost of complying with all of the applicable Federal, State and local governmental laws and regulations is not material to its business.  However, to the extent that complying with all of the applicable laws and regulations becomes more burdensome, it may adversely affect the Company’s profitability by increasing the cost of doing business.  See Regulation.

6.

Substantial Reliance on Multiple Ice Cream Distributors.  Other than relying on independent ice cream distributors, the Company presently has no capability to distribute its own product, nor does the Company believe it is feasible to develop its own distribution business.  Furthermore, consolidation within the ice cream industry has made it more difficult to distribute ice cream products not affiliated with these ice cream distributors.  For example, in terms of sales, Nestle’s-Dreyer’s and Unilever control more than 30% of the ice cream market, and each of these companies has a product that competes with the Company’s.  Additionally, in certain markets these two companies control substantially all of the ice cream distribution to supermarkets.  Therefore, the Company must work with numerous independent ice cream distributors, both regionally and nationally, rather than a few large distributors to distribute its products.

7.

Potential Increases in the Costs to Manufacture the Product.  The ingredients to manufacture the Company’s products are subject to the normal price fluctuations of the commodities markets.  Any increase in the price of the ingredients to manufacture the product that cannot be passed along to the consumer, will adversely affect the Company’s profitability.  Any prolonged or permanent increase in the cost of the raw ingredients to manufacture the Company’s products may have a long term detrimental effect upon the Company.

8.

Need For Additional Capital.  The Company does not expect to generate any sales revenues until the first quarter of 2006.  Pending commencement of actual sales, the Company will require additional capital (i) to pay slotting fees necessary to obtain supermarket shelf space, (ii) to purchase ingredients and packaging supplies for its co-packers, (iii) to pay co-packers for their services, and (iv) to cover general and administrative overhead.  Therefore it will be dependent upon additional capital in the form of either debt or equity to commence and continue its operations.  At the present time, the Company has no arrangements to raise all of such additional capital and will need to identify potential investors and negotiate appropriate arrangements with them.  There can be no assurances that sufficient investment can be arranged within the time frame contemplated by the Company.

9.

No Market for Stock.  There is no present market for the Company’s stock and no assurances that any such market will be developed.  The Company is not eligible for listing on any major stock exchange or NASDAQ.  As noted below, any trading in the Company’s stock will be subject to regulation under the SEC’s “Penny Stock” rules.

10.

Penny Stock Regulation.  Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock rules adopted by the SEC.  Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ System).  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information regarding penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, and the compensation of the broker-dealer, and its salesperson must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account.  In addition, broker-dealers who sell such securities to persons other than established customers and accredited investors, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.  Consequently, these requirements may have the effect of reducing the level of activity, if any, in the market for the Company's common stock.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company's executive offices are presently located at 236 Centerbrook Road, Hamden, CT, 06518 on premises owned by the spouse of the President of the Company.  The premises are used on a rent-free basis.  The Company is presently seeking to enter into a lease for approximately 1,000 – 1,500 square feet of general office and warehouse space.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company’s common stock is not listed on any exchange and is not publicly traded.  The Company has provided certain information about the Company to the National Quotation Bureau, commonly referred to as the “Pink Sheets,” under the symbol “ENLG,” but no trades of the Company’s common stock have been reported by Pink Sheets.  Consequently, there is presently an absence of an established trading market for the Company's common stock.  The Company intends to solicit broker dealers to file with the National Association of Securities Dealers, Inc. (NASD) a Form 211 for listing on the NASD OTC-BB market.

As of December 31, 2005, there were approximately 89 shareholders of record of the Company’s common stock.

Although there are no restrictions on the Company’s ability to declare or pay dividends, the Company has not declared or paid any dividends since its inception and does not anticipate paying dividends in the foreseeable future

EQUITY COMPENSATION PLAN INFORMATION

On July 1 2004, the Board of Directors approved the Company's 2004 Stock Option Plan (the “Plan").  The Plan was subsequently approved by the majority of the Company’s stockholders at a meeting held on September 1, 2004.  Pursuant to the Plan, the Company may grant incentive stock options (“Incentive Options”) or other stock options (“Non-Statutory Stock Options”) to purchase an aggregate of 25,000,000 shares of common stock to key employees, directors, and other persons who have or are contributing to the success of the Company.  The Incentive Options granted pursuant to the Plan are qualified options conforming to the requirement of Section 422 of the Internal Revenue Code of 1986 as amended.  The Board of Directors administers the Plan.

The exercise price of each Incentive Option, for each share of Common Stock deliverable upon the exercise of an Incentive Option is 100% of the fair market value of a share of Common Stock on the date the Incentive Stock Option is granted.  The exercise price of each Non-Statutory Stock Option, for each share of Common Stock deliverable upon the exercise of a Stock Option is 100% of the fair market value of a share of Common Stock on the date the Non-Statutory Stock Option is granted.  In the event that any Stock Option is granted an employee in lieu of a cash bonus, the exercise price of such Stock Option, for each share of Common Stock deliverable upon the exercise of a Stock Option is 80% of the fair market value of a share of Common Stock on the date the Incentive Stock Option is granted.

"Fair Market Value”, as of a particular date, means (i) if the shares of Common Stock are then listed or admitted for trading on a national securities exchange or quoted on the National Association of Securities Dealers Automated Quotation System, the last reported sales price of the Common Stock on such date or, if no such sale occurred, the average of the closing bid and ask prices, as applicable, of the Common Stock on the last trading day before such date, or (ii) if the shares of Common Stock are not then listed or admitted for trading on a national securities exchange or quoted on the National Association of Securities Dealers Automated Quotation System, such value as the Compensation Committee, in its discretion, may determine in good faith.

During 2005, the Company has issued, 3,250,000 Options pursuant to the Plan.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and other rights	Weighted-average exercise price of outstanding options, warrants and other rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,250,000	$0.123	21,750,000

Equity compensation plans not approved by security holders	0	0	0

RECENT ISSUANCES OF UNREGISTEED SECURITIES

On December 21, 2005, the Company issued to a shareholder warrants to purchase a total of 666,667 shares at $0.15 per share as consideration for the making an unsecured loan to the Company.  Such transaction was exempt from registration pursuant to Section 4(2) of the Securities Act.

On December 28, 2005, the Company issued 100,000 shares of common stock in connection with a private placement offering.  The Company received $15,000 in gross proceeds from the offering and incurred no offering related costs.  Such transaction was exempt from registration pursuant to Rule 505 of Regulation D under the Securities Act.

The above offerings were exempt from registration pursuant to Section 3(b) and 4(2) of the Securities  Act of 1933, as amended (the "Act"), including Rule 505 of Regulation D promulgated under the Act.  Each recipient of securities in each such transaction represented his or her intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and, where applicable, appropriate legends were affixed to the share certificates issued in such transactions.

ITEM 6. MANAGEMENT'S DISCUSSION AND PLAN OF OPERATIONS.

PLAN OF OPERATION

This Management’s Discussion and Analysis or Plan of Operations and other portions of this Annual Report contain forward-looking information that involves risks and uncertainties.  Our actual results could differ materially from those anticipated by the forward-looking information.  Factors that may cause such differences include, but are not limited to, availability and cost of financial resources, product demand, market acceptance and other factors discussed in this prospectus under the heading “Risk Factors”.  This Plan of Operations should be read in conjunction with our financial statements and the related notes included elsewhere in this Annual Report

Results of Operations.

The Company has been a development stage company since it was incorporated on June 25, 2004.  Accordingly, through December 31, 2005, it has recorded no revenues from sales.

The Company expended cash of approximately $1,165,000 from inception of the Company on June 25, 2004 to December 31, 2005, and had approximately $101,000 in accrued expenses and accounts payable, including accrued payroll expenses, at December 31, 2005.  The Company also borrowed $300,000 from two shareholders during 2005; $50,000 of which comes due on January 31, 2006 and the remaining $250,000 loan comes due on April 1, 2006.  The majority of the capital raised was spent on further enhancing marketing plans, and distribution agreements, as well as finalizing the roll out strategy of its products, as well as general corporate overhead.  The Company had approximately $94,000 in cash and cash equivalents at December 31, 2005.

The Company expended approximately $1,140,000 in 2005 to purchase raw materials to make ice cream samples used in making sales presentations to buyers, finalizing and procuring its packaging, printing marketing and sales materials, paying the costs associated with making sales presentations, as well as paying salaries and overhead.

The Company began making presentations to supermarkets beginning in November, 2005 and continued making such presentations until late January, 2006.  As of April 1, 2006, the Company has received authorizations from approximately 1,500 supermarkets and entered into several distribution agreements with companies to distribute its products and the Company.  This total does not include any convenience stores, smaller grocery stores, or independent distributors for which the Company has also received authorizations.  The Company recently began receiving the initial orders from some of the stores it received authorizations from and as of April 7, 2006 has received orders totaling approximately $400,000.  These orders are expected to increase as only about 50% of the supermarkets the Company has received authorization from have placed their initial order for the Company’s product.  However, future orders will be dependent upon acceptance of the product by consumers.  Nevertheless, even with these orders, the Company is still dependent upon additional capital in the form of either debt or equity to continue its operations.  This is necessary, since the company’s working capital is presently insufficient to pay for the necessary ingredients and packaging, as well as production costs to manufacture the Company’s present and expected orders.  Additionally, the Company presently does not have any sources of credit that it can access on a ready basis.  In addition to needing additional capital to maintain it operations, the Company also needs to raise capital to pay for slotting expenses.  Slotting charges are payments made to retail outlets to pay the cost of shelf space.  These fees are common in most segments of the food industry and vary from chain to chain.  Supermarket chains generally are reluctant to give up shelf space to new products when existing products are currently performing.  See Liquidity and Capital Resources.

The Company anticipates having its products available for sale in approximately 1,700 supermarkets prior to the end of the 2006.  Supermarkets normally reset their store shelves twice a year; primarily in March and to a lesser degree in September.  Therefore, if the Company is to achieve its goal of being in a minimum of 2,000 supermarkets prior to the end of 2006, it must obtain a significant number of authorizations from supermarkets to sell its products before March, as well as having the requisite amount of capital to pay any slotting charges associated with having it products available for sale in these stores.  Currently, the Company has received authorizations to sell its products from approximately 1,500 supermarkets.  However, it presently does not have the capital to pay the slotting fees, estimated to be approximately $750,000, based upon the presentations the Company expects to make.  If the Company is unable to pay the slotting fees for authorizations that it receives, the Company will be unable to meet its goal of being in 1,700 supermarkets prior to the end of the 2006.  Additionally, the Company’s reputation may be irreparably harmed if it is not able to pay the slotting fees, and/or deliver its products to the supermarkets it has received authorizations from.  If this were to happen, the supermarkets that the Company received authorizations from, but were unable to pay their slotting charges, could deny the Company the opportunity to make presentations to the future.  This could significantly diminish the Company’s chances of success, regardless of how attractive the Company’s products may be.

Due to the fact that the Company has been a development Company, it presently does not have in place the corporate infrastructure to manage the growth anticipated by the Company.  Correspondingly, without sales the Company does not need, and could not afford to pay for this infrastructure.  Therefore, upon obtaining the capital necessary to pay the slotting fees, the Company plans to hire one accounting person to handle its invoicing, accounts payable and accounts receivable and be responsible for maintaining the Company’s financial books and records.  Additionally, the Company would hire the previously mentioned quality assurance person to work with the Company’s co-packers and handle the logistic of ordering packaging and ingredients, as well as shipping finished product to the various distributors.  Lastly, the Company anticipates hiring one additional sales person to efficiently and effectively manage the Company’s sales.

Based upon the Company’s estimates of the number of products to be offered in each store, and the corresponding sales per item per store, the Company projects revenues to be approximately $12 million in 2006 and, accounting for the increases in labor, overhead and cost of goods sold to be marginally profitable by the end of 2006.

Liquidity and Capital Resources.

During 2004, the Company raised $25,000 in gross proceeds from the private placement of its common stock.  During 2005, the Company raised an additional $1,010,500 through further private placements of stock.  Accordingly, the Company has raised a total of $1,035,500 in net equity since inception of the Company through December 31, 2005.  The Company raised all of this equity without the services of any placement agent, and prepared all of the offering documents internally.  Therefore, the Company did not incur any of the usual and customary costs associated with raising capital.  The Company also borrowed $300,000 during the course of 2005.  These short term notes come due $50,000 in January, 2006, and $250,000 in April, 2006.  The Company used the proceeds from both private placements, as well as the two borrowings to pay the ongoing costs related to product development, sales and marketing as well as salaries and overhead.  Other than the typical 30 day grace period for paying vendors, the Company presently has no credit lines that it may rely on to fund working capital.

For the year ended December 31, 2005, the Company recorded a net loss of $909,723.  Additionally, for the period since inception of the Company on June 25, 2004 to December 31, 2005, the Company reported a net loss of $978,873 and at the end of 2005 had working capital of $366,661.

The Company believes, based upon its current assets and liabilities, that its present cash position and cash flow are sufficient to meet its operating needs through 2006.  However, the Company is presently seeking to raise a minimum of $750,000 and as much as $2.25 million in additional capital in order to continue paying its slotting and advertising costs, purchase additional raw materials including ingredients and packaging, as well as pay the cost of manufacturing its products all in a timely basis.  The Company expects that its orders will increase as stores that have authorized their product will continue to place orders.  No assurances can be given that any financing will be available to the Company on favorable terms, or at all.  To the extent that the Company is unable to receive such funding on a timely basis, the Company’s ability to enter new markets or to exploit existing markets may be delayed or potentially lost and management’s revenue projections will not be met.  Additionally, it’s possible that the Company’s reputation may be damaged if it is not able to pay the slotting fees, and/or deliver its products to the supermarkets it has received authorizations from.

Lastly, in addition to the aforementioned need for an additional $750,000 to $2,250,000, the Company will seek to raise additional capital in the fourth quarter of 2006 to have sufficient money to pay the slotting fees associated with the Company’s expansion into additional markets and stores in 2007.  The amount of capital to be raised at that time is presently unknown, as it will be dependent upon the acceptance and success of the Company’s products in 2006.

ITEM 7.  FINANCIAL STATEMENTS

The Company’s financial statements for the year ended December 31, 2005, as well as the period from inception of the Company on June 25, 2004 to December 31, 2005 are attached as Exhibit A to this Annual Report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A.  CONTROLS AND PROCEDURES

As of December 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Management concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report were effective in timely alerting them to material information required to be included in the Company's periodic Securities and Exchange Commission filings and were also effective to ensure that the information required to be disclosed in reports filed or submitted under The Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to management to allow timely decisions regarding required disclosure. There were no other additional changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 8B.  OTHER INFORMATION

None

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

At year-end 2005, the Company's Directors, Executive Officers are:

The directors and executive officers of the Company, their ages and the positions they held, as of December 31, 2005 are set forth below.  The directors of the Company hold office until the next annual meeting of stockholders of the Company and until their successors in office are elected and qualified.  All officers serve at the discretion of the Board of Directors.

Name	Position	Age	Since
Alexander L. Bozzi, III	President & Chairman of the Board	62	June 25, 2004
Alexander L. Bozzi, IV	Secretary of the Board of Directors	39	June 25, 2004
Geno Celella	Director	70	June 25, 2004
Ronald Boyle	Vice President-Account Sales	53	April 18, 2005
Steven Cooperman	Vice President-Distributor Sales	59	May 1, 2005

Alexander L. Bozzi, III – President and Chairman of the Board

Mr. Bozzi is the creator and the principal founder of the Enlightened Gourmet.  He is also the Company’s President, Chief Operating Officer and Chief Accounting Officer and is directly responsible for the day to day operations of the Company.  Mr. Bozzi has been in the ice cream business his entire adult life.  He is the third generation of his family to be involved in the industry.  From 1982 until 1987, Mr. Bozzi was employed by the Häagen Dazs Company, initially as General Manager of as Häagen Dazs West and then as Director of National Chain Stores.  Mr. Bozzi left Häagen Dazs four years after it was acquired by Pillsbury Inc.  From 1987 to the present, Mr. Bozzi has been a private consultant to various ice cream and frozen dessert companies focusing on manufacturing, sales and distribution.  During this time he consulted for Cool A Coo Ice Cream of Whittier, CA.  Mr. Bozzi was responsible for expanding the company’s international business which provided the opportunity for the company to export ice cream novelties to several countries including China, Japan and the United Kingdom.  He also developed a line of products for Club Stores and obtained authorizations from retailers like Costco.  Mr. Bozzi also consulted for Integrated Specialty Foods of California based in Commerce, CA, a company owned by his adult children, and its successor M.G.B. Specialty Foods also of Commerce, CA.  MGB was formed by the merger between Integrated Specialty Foods and Mario’s Gelato.  The combined operation was then moved to Sun Valley, CA.  The merger, facilitated by Bozzi, created the opportunity for ISF to become a manufacturer of ice cream products, rather than just a distributor.

Ronald A. Boyle - Vice President Sales

Mr. Boyle is responsible for sales and marketing of the company’s ice cream products.  From August, 2004 until April, 2005, Mr. Boyle was the owner operator of RAB Sales and Marketing, LLC, a Philadelphia based national food brokerage firm specializing in ice cream novelties and other frozen food items.  From December, 2000 until August, 2004, Ron was National Sales Manager of Fruit Ices, LLC and directed the sales of Frozfruit Frozen Fruit Bars and Chill Smooth Fruit Ice throughout the United States, Canada, Puerto Rico and the Virgin Islands.  Prior thereto Ron was Vice President of Sales of the Frozfruit Company from 1992 through 2000 until it was acquired by Fruit Ices, LLC in 2000.  During his career, Mr. Boyle has successfully managed the roll outs of several major consumer products such as Motrin, Diet Seven Up, various Frito Lay products and Haagen-Dazs Ice Cream stick bars.  He is a graduate of State University of New York at Albany.

Steven Cooperman –Vice President-Distributor Sales

Mr. Cooperman is responsible for the distribution aspects of the Company’s products.  Mr. Cooperman has been in the ice cream business for more than 35 years.  From 1998 to the present, Mr. Cooperman was a private consultant to the ice cream industry specializing in distribution issues.  During this time he consulted for various ice cream companies and distributors such as Lee’s Ice Cream of Owings Mills, MD, Jack & Jill Ice Cream of Bensalem, PA, and Double Rainbow Ice Cream of San Francisco, CA.  Prior thereto, from 1969 until he sold the business in 1988, Mr. Cooperman was the owner operator of S&C Ice Cream; S&C distributed ice cream throughout the New York Metropolitan area.  Additionally, from 1983 until 1988 when the business was sold to Dreyer’s Ice Cream, Mr. Cooperman was also part owner of Ben & Jerry’s Ice Cream of New York which owned the exclusive rights to sell Ben & Jerry’s Ice Cream in the Tri-Sate area of New York, New Jersey and Connecticut.

Geno Celella - Director

Mr. Celella is a founder of the Company and has spent his entire career in the ice cream industry.  Since April, 2005, he has been Vice President of Production for Nutmeg Farms Ice Cream, located in West Hartford, CT, one of the companies that presently manufactures and co-packs the Company’s products. From June, 2004 through March 2005, he was the Company’s Senior Vice President of Product Development and Manufacturing.   From 2000 until June 2004, he was part owner of Kenwood Farms Ice Cream a company also located in West Hartford, CT that manufactured and co-packed specialty ice creams.  Mr. Celella was responsible for all of Kenwood’s ice cream production.  From 1985 to 2000, he was General Manager of Production for Naugatuck Dairy located in Naugatuck, CT.  Prior thereto, from 1965 until 2000, Mr. Celella has held a number of management positions with companies such as Brock-Hall Dairy, H.P. Hood and Baskin-Robbins.

Alexander L. Bozzi, IV - Secretary of the Corporation

Mr. Bozzi is responsible for keeping the corporate records of the Company.  In addition to his duties as the Company’s Secretary, he has been employed since March, 2005 by Mosaic, Inc. as an Accounting Specialist.  Mosaic is a national non-profit agency based in Middletown, Connecticut which provides services for the mentally handicapped throughout the United States.  Mr. Bozzi’s duties include managing the accounts payable, accounts receivable, and client benefits tracking, as well as interfacing with various state and federal agencies that provide funding and oversight.  Prior thereto, he was employed by Kenwood Farms of West Hartford, CT as an office manager from April, 2003 to August 2004.  From May, 2001 to April, 2003: Mr. Bozzi was employed as an office manager for McCoy & Associates, Tarzana, CA.  From May, 1997 to May, 2001, Mr. Bozzi was a part owner of MGB Specialty Foods based in Sun Valley, CA.  Mr. Bozzi’s was the company’s office and production manager.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered to us by our Chief Executive Officer and all other executive officers in such years who received or are entitled to receive remuneration in excess of $100,000 during the stated periods.

EQUITY COMPENSATION TABLE
Person & Position	Year(1)	Salary	Bonus	Other Compensation
Alexander L. Bozzi, III President & Chairmen	2005	$52,000	$0	$0
	2004	$13,000(2)	$0	$0

(1)

2004 is for the period since inception of the Company on June 25, 2004 through December 31, 2004.

(2)

The annualized salary for 2004 for Alexander L. Bozzi, III is $52,000 per year.

The Company's directors received no fees for their services as a director; however, they are reimbursed for expenses incurred by them in connection with the Company's business.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table will identify, as of December 31, 2005, the number and percentage of outstanding shares of common stock of the  Company owned by (i) each person known to the Company who owns more than five percent of the outstanding common stock, (ii) each officer and director, and (iii) and officers and directors of the Company as a group:

Title of Class	Name & Address of Beneficial Owner	Amount of Beneficial Ownership (1)	Percent of Class
Common Stock	Eleanor C. Bayer 67 Old Colony Road, Old Lyme, CT 06371	12.700,000 Shares	16.65%
Common Stock	Alexander L. Bozzi, III (7) (8) c/o Joseph Levine & Associates 555 Sherman Avenue, Hamden, CT 06514	3,175,000 Shares	4.16%
Common Stock	Beulah J. Celella (2) 240 Park Road, West Hartford, CT 06119	9,500,000 Shares	12.45%
Common Stock	Geno Celella (3) 240 Park Road, West Hartford, CT 06119	1,075,000 Shares	1.41%
Common Stock	Marvanal, Inc.(4) c/o Joseph Levine & Associates 555 Sherman Avenue, Hamden, CT 06514	12,950,000 Shares	16.97%
Common Stock	Elliott Tertes (5) c/o Goodman, Rosenthal & McKenna, 977 Farmington Avenue, Suite 200 West Hartford, CT 06107	8,925,000 Shares	11.70%
Common Stock	Michael Traba (6) 3836 Keeler Avenue, Suite 200, Chicago, IL 60641	7,099,833 Shares	9.31%
Common Stock	All Officers & Directors as a Group (9)	13,750,000 Shares	18.02%

(1)

"Beneficial Ownership" means having or sharing, directly or indirectly (i) voting  power, which includes the power to vote or to direct the voting, or (ii) investment power, which includes the  power to dispose or to direct the disposition, of shares of the common stock of an  issuer.  The definition of beneficial ownership includes shares underlying options or warrants to purchase common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days.  Unless otherwise indicated, the beneficial owner has sole voting and investment power.

(2)

Beulah J. Celella is the spouse of Geno Celella, a director of the Company.

(3)

Geno Celella is a director of the Company.  The share total does not include 9,500,000 shares owned by Mr. Celella’s wife, Beulah J. Celella, as noted above.

(4)

Marvanal, Inc. is a Nevada Corporation.  All of the outstanding shares of Marvanal, Inc. are owned by the adult children of the Company’s President, Alexander Bozzi, III:  Alexander Bozzi, IV, the Company’s Secretary, is the President of Marvanal, Inc. and together with his siblings controls Marvanal, Inc.

(5)

Elliott Tertes is a former business partner of both Alexander Bozzi, III and Geno Celella.

(6)

Includes 550,000 shares owned by Mr. Traba’s wife, Christine Traba, and 333,333 shares which Mr. Traba has the immediate right to acquire pursuant to warrants issued on September 22, 2005.  Does not include 500,000 shares owned by Mr. Traba’s adult son, Andrew Traba.

(7)

Included 2,000,000 shares held by Family Trust #1 of 2004, an irrevocable Connecticut trust.  The beneficiaries of which are certain family members of Alexander L. Bozzi, III the Company’s president.  Mr. Bozzi is co-trustee of the trust together with an unaffiliated person.  Includes 100,000 shares held by Mr. Bozzi’s wife, Giovanna Bozzi.  Does not include 100,000 shares held by Mr. Bozzi’s son, Alexander L. Bozzi IV.

(8)

Alexander L. Bozzi, III is the Company’s President and Chairmen of the Board.

(9)

Includes shares owned or controlled by Alexander L. Bozzi, III, and Geno Celella, each of their spouses, shares owned by the Family Trust #1 of  2004 and the shares owned by Alexander L. Bozzi, IV.  Does not include shares owned by Marvanal, Inc.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On September 27, 2004, the Company acquired, via a tax free stock merger, all of the outstanding shares of Milt & Geno’s Frozen Desserts, Inc. (“M&G’s”) for 25,000,000 shares of the Company’s Common Stock.  M&G’s was a company that had similar ownership with the Company, but the Company did not control M&G’s.  Alexander L Bozzi, III, the Company’s President, Geno Celella, a director of the Company, were each shareholders of M&G’s, as were two additional founders of the Company:  Milton Bayer and Elliott Tertes.  Collectively, Messrs. Bozzi, Celella, Bayer and Tertes owned ninety-six percent (96%) of M&G’s.  However, Mr. Bayer and Mr. Tertes were never officers or directors of the Company.  Additionally, Elliot Tertes was the sole trustee of a voting trust created to vote the M&G’s shares beneficially owned by Mr. Bayer and Mr. Celella.  Therefore, Mr. Tertes controlled M&G’s by virtue of controlling seventy-two percent (72%) of the stock of M&G’s.  The Company acquired M&G’s because it believed that M&G’s had certain formulas and recipes that would enhance the Company’s development.  Additionally, the Company acquired the brand name and trade dress, together with some limited inventory for M&G’s ice cream product Absolutely Free™.  The Company also assumed less than $10,000 in liabilities as a result of the transaction.

Nutmeg Farms Ice Cream, LLC (“Nutmeg”) is a Connecticut Limited Liability Company based in West Hartford, Connecticut that manufactures and co-packs the Company’s ice cream cups and sundaes.  Nutmeg employs Geno Celella, a director of the Company.  Nutmeg was chosen to manufacture the ice cream cups and sundaes for the Company as a result of their expertise in making and co-packing ice cream and ice cream novelties, as well as price considerations, and not solely due to the fact that Mr. Celella is employed by Nutmeg. The co-packing fees to be paid to Nutmeg were negotiated at an “arm’s length” agreement and are comparable to those that would be paid to an unaffiliated third party.

ITEM 13.  EXHIBITS

Exhibit 3 (i).1  Articles of Incorporation.  (Incorporated by reference to correspondingly-numbered exhibit filed with the Company’s Registration Statement on Form 10-SB on November 1, 2005.)

Exhibit 3(i).2   Certificate of Correction to Articles of Incorporation, as filed with the Secretary of  State of Nevada on October 21, 2004.  (Incorporated by reference to correspondingly-numbered exhibit filed with the Company’s Registration Statement on Amendment No. 1 to Form 10-SB on December 12, 2005.)

Exhibit 3(ii)   Bylaws.  (Incorporated by reference to correspondingly-numbered exhibit filed with the Company’s Registration Statement on Form 10-SB on November 1, 2005.)

Exhibit 10.1   Stock Option Plan.  (Incorporated by reference to correspondingly-numbered exhibit filed with Amendment No. 1 to the Company’s Registration Statement on Form 10-SB on December 12, 2005.)

Exhibit 10.2  Agreement and Plan of  Merger, dated as of September 1, 2004, among the Company, Gourmet Merger Sub, Inc. and Milt & Geno’s Frozen Desserts, Inc. (Incorporated by reference to correspondingly-numbered exhibit filed with Amendment No. 1 to the Company’s Registration Statement on Form 10-SB on December 12, 2005)

Exhibit 10.3  Form of Subscription Agreement executed with various investors in connection with private placement of Company stock in 2005.  (Incorporated by reference to correspondingly-numbered exhibit filed with Amendment No. 1 to the Company’s Registration Statement on Form 10-SB on December 12, 2005.)

Exhibit  21.1      Subsidiaries of the Company.

Gourmet Merger Sub, Inc.

Exhibit 31.1  Certification of principal executive officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  (Filed herewith)

Exhibit 31.2  Certification of principal financial officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  (Filed herewith)

Exhibit 32  Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

ITEM 14.  PRINCIPAL ACCOUNTANT FEES

Audit Fees

The aggregate fees billed by Mahoney Sabol & Company, LLP, our auditors for professional services rendered for the audit of our annual financial statements and in connection with statutory and regulatory filings were $18,000 and $12,000 for the years ended 2005 and 2004, respectively.  This category also includes the review of interim financial statements and services in connection with registration statements and other filings with the Securities and Exchange Commission.

Audit Related Fees

For the years ended 2005 and 2004, Mahoney Sabol & Company, LLP did not bill any fees relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above.

Tax Fees

For the years ended 2005 and 2004, Mahoney Sabol & Company, LLP did not bill any fees for tax compliance, tax advice and tax planning services.

For the years ended 2005 and 2004, Mahoney Sabol & Company, LLP did not bill any fees for other products and services not described above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ENLIGHTENED GOURMET, INC.

By:  S/ALEXANDER L. BOZZI, III

April 14, 2006

Alexander L. Bozzi, III, President

(Principal Executive Officer)

By:  S/ALEXANDER L. BOZZI, III

April 14, 2006

Alexander L. Bozzi, III, Chief Accounting Officer

(Principal Financial Officer)

By:  S/ALEXANDER L. BOZZI, III

April 14, 2006

Alexander L. Bozzi, III

Director

By:  S/GENO CELELLA

April 14, 2006

Geno Celella

Director

EXHIBIT A

FINANCIAL STATEMENTS

THE ENLIGHTENED GOURMET, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS AND

REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM

FOR THE YEAR ENDED DECEMBER 31, 2005, THE PERIOD FROM JUNE 24, 2004 (INCEPTION OF THE COMPANY) TO DECEMBER 31, 2004 AND FOR THE PERIOD FROM JUNE 24, 2004 (INCEPTION OF THE COMPANY) TO DECEMBER 31, 2005

THE ENLIGHTENED GOURMET, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2005, THE PERIOD FROM JUNE 25, 2004 (INCEPTION OF COMPANY) TO DECEMBER 31, 2004 AND FOR THE PERIOD FROM JUNE 25, 2004 (INCEPTION OF COMPANY) TO DECEMBER 31, 2005

CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations	F-3

Consolidated Statements of Stockholders’ Equity	F-4 – F-5

Consolidated Statements of Cash Flows	F-6

Notes to Consolidated Financial Statements	F-7 – F-16

Mahoney

Sabol & Company

CERTIFIED PUBLIC ACCOUNTANTS

Report of Independent Registered Public Accounting Firm

Board of Directors

The Enlightened Gourmet, Inc. and Subsidiaries

West Hartford, CT 06119

We have audited the consolidated balance sheets of The Enlightened Gourmet Inc. and Subsidiaries (the “Company”) (A Development Stage Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2005, the period from June 25, 2004 (inception of the Company) to December 31, 2004 and for the period from June 25, 2004 (inception of the Company) to December 31, 2005.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Enlightened Gourmet Inc. and Subsidiaries as of December 31, 2005 and the results of its operations and cash flows for the year ended December 31, 2005, the period from June 25, 2004 (inception of the Company) to December 31, 2004 and for the period from June 25, 2004 (inception of the Company) to December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Mahoney Sabol & Company

Certified Public Accountants

Glastonbury, Connecticut

March 27, 2006

95 Glastonbury Boulevard    T 860.541.2000    cpas@mahoneysabol.com

Glastonbury, CT 06033    F 860.541.2001    www.mahoneysabol.com

THE ENLIGHTENED GOURMET, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

	2005	2004

ASSETS

CURRENT ASSETS:
Cash	$94,134	$627
Inventory
Finished Goods 50,503
Raw Materials 197,140	247,643	-
Prepaid Expenses	126,250	41,250
TOTAL CURRENT ASSETS	468,027	41,877

EQUIPMENT	72,026	-

INTANGIBLE ASSETS	250,000	250,000

TOTAL ASSETS	$790,053	$291,877

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts Payable and Accruals	$64,363	$41,027
Accrued Expenses	37,003	-
Stockholder Notes Payable	265,693	-
TOTAL CURRENT LIABILITIES	367,059	41,027

STOCKHOLDERS’ EQUITY:
Common stock, par value $0.001, 150,000,000
authorized, 76,192,500 issued and outstanding.	76,192	66,500
Additional Paid in Capital	1,467,715	274,000
Common stock subscribed-100,000 shares	100	-
Deficit Accumulated During Development Stage	(1,106,013)	(89,650)
	437,994	250,850
Less: Subscriptions Receivable	(15,000)	-
TOTAL STOCK HOLDER EQUITY	422,994	250,850

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$790,053	$291,877

The accompanying notes are an integral part of these consolidated financial statements.

THE ENLIGHTENED GOURMET, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

For the Period June 25, 2004 (inception of the Company) to December 31, 2004,

for the Year Ended December 31, 2005 and for the Period June 25, 2004 (inception of the Company) to December 31, 2005

	June 25, 2004		June 25, 2004
	(Date of Inception)		(Date of Inception)
	to	Year Ended	to
	December 31, 2004	December 31, 2005	December 31, 2005

REVENUE:
Sales of Products	$-	$-	$-
TOTAL REVENUE	-	-	-

EXPENSES:
Product Development	8,009	74,421	82,430
Selling, General and
Administrative Expenses	61,141	947,952	1,009,093
Interest	-	14,490	14,490
	(69,150)	(1,036,863)	(1,106,013)

(LOSS) BEFORE TAXES	(69,150)	(1,036,863)	(1,106,013)

PROVISION FOR INCOME TAXES	-	-	-

NET INCOME (LOSS)	$(69,150)	$(1,036,863)	$(1,106,013)

BASIC/DILUTED LOSS
PER SHARE	-a-	(0.01)	(0.02)

Weighted Average Number
of Common Shares of Stock
Outstanding	45,342,105	72,642,014	63,405,482

a = Less than $(0.01) per share

The accompanying notes are an integral part of these consolidated financial statements.

THE ENLIGHTENED GOURMET, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the Period June 25, 2004 (inception of the Company) to December 31, 2005

				Deficit
				Accumulated	Common
				During	Stock
	Common Stock		Paid In	Development	Subscribed/
	*Shares	Amount	Capital	Stage	Receivable	Total

Founder’s stock for Initial	24,000,000	$24,000	$(24,000)	$-	$-	$-
Investment, as of June 25, 2004

Purchase of Milt & Geno’s
Frozen Desserts, Inc.
September 27, 2004
for $250,000	37,500,000	37,500	212,500	-	-	250,000

Shares issued for Services
October 1, 2004 $0.01 per share	4,500,000	4,500	40,500	-	-	45,000

Shares Issued pursuant to
private placement of Units
October 11, 2004 at $0.05 per Unit
Common Stock $0.045 per share
Warrants 500,000 at $0.005
per share	500,000	500	24,500	-	-	25,000

Net Income (Loss) for Period	-	-	-	(69,150)	-	(69,150)

Balance, December 31, 2004	66,500,000	66,500	253,500	(69,150)	-	250,850

Common Stock Issued at
$0.10 per share issued
pursuant to private placement
January 24, 2005 to June 15, 2005	8,045,000	8,045	796,455	-	-	804,500

Shares Issued for
Consulting Services
June 15, 2005	215,000	215	21,285	-	-	21,500

333,333 Warrants Issued pursuant
to Stockholder Note Payable
September 21, 2005 at a value
Of $0.036 per warrant	-	-	12,000	-	-	12,000

The accompanying notes are an integral part of these consolidated financial statements.

THE ENLIGHTENED GOURMET, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)

				Deficit
				Accumulated	Common
				During	Stock
	Common Stock		Paid In	Development	Subscribed/
	*Shares	Amount	Capital	Stage	Receivable	Total

Common Stock Issued at
$0.15 per share issued pursuant
to private placement October 1,
2005 to December 31, 2005	1,373,333	1,373	204,627	-	-	206,000

1,500,000 options issued for
Consulting Services
December 15, 2005	-	-	127,140	-	-	127,140

666,667 Warrants Issued pursuant
to Stockholder Note Payable
December 21, 2005 at a value
Of $0.0463 per warrant	-	-	30,867	-	-	30,867

Shares Issued for
Consulting Services
December 27, 2005	59,167	59	6,941	-	-	7,000

100,000 shares subscribed of
common stock at $0.15 per
share December 28, 2005	-	-	14,900	-	100	15,000

Common Stock Subscription
Receivable December 28, 2005	-	-	-	-	(15,000)	(15,000)

Net Income (Loss) for Year	-	-	-	(1,036,863)	-	(1,036,863)

Balance, December 31, 2005	76,192,500	$76,192	$1,467,715	$(1,106,013)	$(14,900)	$422,994

The accompanying notes are an integral part of these consolidated financial statements.

THE ENLIGHTENED GOURMET, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Period June 25, 2004 (inception of the Company) to December 31, 2004,

for the Year Ended December 31, 2005 and for

the Period June 25, 2004 (inception of the Company) to December 31, 2005

	June 25, 2004		June 25, 2004
	(Date of Inception)		(Date of Inception)
	to	Year Ended	to
	December 31, 2004	December 31, 2005	December 31, 2005

CASH FLOWS FROM
OPERATING ACTVIVITIES:
Net Income (Loss)	$(69,150)	$(1,036,863)	$(1,106,013)
Adjustments to reconcile net
income (loss) to net cash used in
operating activities:
Stock Compensation – Consulting Fees	-	127,140	127,140
Amortization of Consulting Services	3,750	43,500	47,250
Amortization of Debt Discount	-	13,560	13,560
Changes in current assets and
current liabilities:
Inventory	-	(247,643)	247,643
Prepaid Expenses	-	(100,000)	(100,000)
Accounts Payable	41,027	23,336	64,363
Accrued Expenses	-	37,003	37,003
NET CASH USED IN
OPERATING ACTIVITIES	(24,373)	(1,139,967)	1,164,340

INVESTING ACTIVITIES
Purchase of Equipment	-	(72,026)	(72,026)
NET CASH USED IN
INVESTING ACTIVITIES	-	(72,026)	(72,026)

CASH FLOWS FROM
FINANCING ACTIVITIES:
Proceeds from Stockholder Loans	-	295,000	295,000
Sale of Common Stock & Warrants	25,000	1,010,500	1,035,500
NET CASH PROVIDED BY
FINANCING ACTIVITIES	25,000	1,305,500	1,330,500

NET INCREASE IN CASH	627	93,507	94,134

CASH, BEGINNING	-	627	-

CASH, ENDING	$627	$94,134	$94,134

The accompanying notes are an integral part of these consolidated financial statements.

THE ENLIGHTENED GOURMET, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD JUNE 25, 2004 (DATE OF INCEPTION) TO DECEMBER 31, 2004,

FOR THE YEAR ENDED DECEMBER 31, 2005 AND FOR THE PERIOD JUNE 25, 2004

(DATE OF INCEPTION) TO DECEMBER 31, 2005

NOTE 1:

GENERAL ORGANIZATION AND BUSINESS:

The Enlightened Gourmet, Inc. (the Company), was organized in the State of Nevada on June 25, 2004.  On September 27, 2004, the Company acquired, via a tax free stock exchange with a wholly owned and newly formed subsidiary of the Company, all of the outstanding shares of Milt & Geno’s Frozen Desserts, Inc. (M & G’s).  The Company acquired M&G’s because it believed that M&G’s had certain formulas and recipes that would enhance the Company’s development.  Additionally, the Company acquired the brand name and tradedress, together with some limited inventory (less than $10,000) and certain liabilities related to M & G’s fat free ice cream product Absolutely Free™.  The transaction did not result in a business combination since M & G’s had no operations at the time.  The Company seeks to establish itself as a leading marketer and manufacturer of fat free foods.  The Company is currently in its development stage and to date its activities have been limited to developing its products, organization and capital formation.  Consequently, the Company has no revenues.  Accordingly, the financial statements are presented as those of a development stage enterprise, as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises."

NOTE 2:

SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES:

Basis of Presentation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, M & G’s and Gourmet Merger Sub, Inc.  All significant intercompany transactions and accounts have been eliminated.  Assets, including inventory and liabilities of M & G’s were recorded at their estimated fair values at the date of acquisition.  The acquired non-patented technology, trademarks, and other intangible assets will be periodically evaluated as to any impairment.  In assessing the technology, the key characteristics of the products under development were evaluated along with future prospects, the rate at which technology changes, product life cycles, and the product’s phase of development.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

THE ENLIGHTENED GOURMET, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:

SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES (Continued):

Intangible Assets:

The Company follows Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets” for intangible assets having indefinite useful lives.  Intangible assets are considered to have an indefinite life if there are no legal, contractual, competitive or economic factors that limit its useful life.  Intangible assets that are not amortized are reviewed for impairment at least annually, or more frequently if events and circumstances arise that suggest the asset may be impaired.  The impairment loss is based on comparing the asset’s carrying value to its fair value, and the write-down is permanent.

Earnings (Loss) per Share:

Basic earnings per share are computed using the weighted average number of shares outstanding during the year.  Basic earnings per share also exclude any dilutive effects of options, warrants and convertible securities.  Diluted net loss per share does not include options, warrants or convertible securities, as they would be anti-dilutive.

Dividends:

The Company has not yet adopted any policy regarding payment of dividends.  No dividends have been paid during the periods shown.

Inventory:

Inventories are valued using the first-in, first-out ("FIFO") method.  Not less than annually, the Company evaluates its inventory for impairment and will permanently write off 100% of the cost of inventory that the Company specifically identifies and considers obsolete.  In connection with the redesign of its retail packaging, the Company permanently wrote off the retail packaging inventory acquired in the merger of M&G’s.  The value of this inventory was carried on the Company’s balance sheet at its acquired value ($8,009).

Advertising and Slotting Costs:

Advertising costs are expensed when incurred.  Slotting costs represents amounts the Company pays to customers to obtain “shelf space” and these costs are recognized as a reduction of the revenue associated with that particular customer.

Prepaid Expenses:

Prepaid Expenses consist of 4,500,000 shares of common stock and $40,000 of cash for financial and strategic consulting services and $60,000 in slotting costs to be offset against revenue in 2006.

THE ENLIGHTENED GOURMET, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:

SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES (Continued):

Stock Options:

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” which establishes a fair value based method of accounting for an employee stock option or similar equity instrument.  SFAS No. 123 gives entities a choice of recognizing related compensation expense by adopting the fair value method or measuring compensation using the intrinsic value approach under Accounting Principles Board (APB) opinion No. 25.  If the intrinsic value approach for measurement is elected; SFAS No. 123 requires supplemental disclosure to show the effects of using the fair value measurement criteria.  The Company intends to use the measurement prescribed by APB Opinion No. 25, whereby the Company does not recognize compensation costs at the grant date; accordingly, this pronouncement does not affect the Company’s consolidated financial position or results of operations.

The following table illustrates the effect on net income and earnings per share if the Company had adopted the fair value recognition approach of SFAS 123:

	Year Ended December 31, 2005	June 25, 2004 (Date of Inception) to December 31, 2005
Net Income (Loss) as reported	$(1,036,863)	$(1,106,013)
Deduct: Stock based employee compensation expense based upon the fair value of all rewards net of tax	(98,014)	(98,014)
Pro Forma net income (loss)	(1,134,877)	(1,204,027)
Earnings Per share
Basic - as reported	$(0.01)	$(0.02)
Basic – Pro forma	$(0.02)	$(0.02)

Income Taxes:

The Company utilizes the asset and liability method of accounting for deferred income taxes as prescribed by the Statement of Financial Accounting Standards No. 109 (SFAS 109) “Accounting for Income Taxes”.  This method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the tax and financial reporting bases of certain assets and liabilities.

Machinery and Equipment:

Machinery and equipment are stated at cost.  As of December 31, none of the equipment has been placed in service; once placed into service, depreciation will be computed using the straight-line method over their estimated useful lives ranging from five to seven years.  Maintenance and repairs are charged to expense as incurred.

THE ENLIGHTENED GOURMET, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:

SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES (Continued):

New Pronouncements:

In July 2002, the Public Company Accounting Reform and Investor Protection Act of 2002 (the Sarbanes-Oxley Act) was enacted.  Section 404 stipulates that public companies must take responsibility for maintaining an effective system of internal control.  The Act requires public companies to report on the effectiveness of their control over financial reporting and obtain an attest report from their independent registered public accountant about management’s report.  Small business filers are not required to comply with section 404 of the Act until the fiscal year ending March 31, 2007.

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4.”  This statement clarifies the accounting for abnormal amounts of idle facility expense, freight handling costs and wasted material (spoilage).  This statement requires that these types of costs be recognized as current period charges.  SFAS No. 151 is effective prospectively for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for such costs incurred during fiscal years beginning after November 24, 2004.  Management does not expect the adoption SFAS No. 151 to have a significant impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29.”  SFAS No. 153 amends Accounting Principles Board (“APB”) Opinion 29 concerning the accounting for exchanges of similar productive assets.  Such transactions should be accounted for at fair value, the basic principle for nonmonetary transaction, unless the exchange lacks commercial substance.  The effective date for SFAS No. 153 is for nonmonetary asset exchanges taking place in fiscal years beginning after December 16, 2004.  The Company adopted SFAS No. 153 in 2005 and there was no significant impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share Based Payment.”  This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion 25, “Accounting for Stock Issued to Employees.”  SFAS No. 123 (revised 2004) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized as compensation costs in the financial statements.  SFAS No. 123 (revised 2004) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except those held by an ESOP) or by incurring liabilities in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments.  This statement applies to all new awards granted during fiscal years beginning after June 15, 2005 and to previous awards that are modified or cancelled after such date.  The Company has not fully evaluated the effect of SFAS No. 123 (revised 2004) on the financial statements and has not determined the method of adoption we will use to implement SFAS No. 123 (revised 2004).

THE ENLIGHTENED GOURMET, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  The Company is currently in the process of raising additional equity capital through a private placement of securities.  However, the Company has accumulated a loss and is in its development stage.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from this uncertainty.

NOTE 4.

ACQUISITION OF INTANGIBLE ASSETS:

On September 27, 2004, the Company completed the acquisition of 100 percent of the stock of M & G’s, a privately-held non operating company who’s only major material asset consisted of a non-patented recipe and process, trademark & tradedress for the manufacturer of fat free ice cream.  The acquisition provided the Company with the needed technology for its manufacturing processes.  The aggregate purchase price was $250,000 which included the assumption of inventory and certain liabilities with a net value of $0 and the issuance of 37,500,000 shares of Company common stock valued at $250,000.  The fair value of the Company’s common stock issued was determined based upon management’s assessment of the value of the intangible assets.  Assets and liabilities of M & G were recorded at their estimated fair values at the date of acquisition.  The acquired non-patented recipe and process, trademarks, and other intangible assets will be periodically evaluated as to any impairment.  The acquisition was structured as a tax-free acquisition.  Therefore, the difference between the recognized fair values of the acquired net assets and their historical tax bases is not deductible for tax purposes.

NOTE 5.

STOCKHOLDERS NOTES PAYABLE:

On September 22, 2005 and October 18, 2005 a stockholder made cash advances to the Company of $30,000 and $20,000 respectively (the Promissory Note).  The Promissory Note accrues interest at the annual rate of 10% and is prepayable by the company without penalty at any time.  The borrowing is due and payable on January 31, 2006.  In consideration of making the Promissory Note the lender received 333,333 warrants exercisable at $0.15 per share.  The Promissory Note is on an unsecured basis and is classified as a current liability.  Following a Black Scholes valuation model, the value of a warrant was $0.036 which resulted in a debt discount and corresponding additional paid in capital of $12,000.  The variables in the warrant calculation were 465 days to maturity of the warrant, a risk free rate of 3.90%, common stock volatility of 50%.  The discount is being accredited over the expected period the note is outstanding using the interest method. The amortization of the debt discount, included in interest expense, was $8,769 for the year ended December 31, 2005 and for the period June 25, 2004 thru December 31, 2005.  The Promissory Note is on an unsecured basis and is classified as a current liability.

Another stockholder on December 21, 2005 made cash advances to the Company of $245,000 (the Promissory Note) which is $5,000 less than its face value of $250,000, resulting in a discount.  The Promissory Note does not accrue interest and is prepayable by the company without penalty at any time.  The borrowing is due and payable on April 1, 2006.  In consideration of making the Promissory Note the lender received 666,667 warrants exercisable at $0.15 per share.

THE ENLIGHTENED GOURMET, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:

STOCKHOLDERS NOTES PAYABLE (Continued):

Following a Black Scholes valuation model, the value of a warrant was $0.0463 which resulted in an additional debt discount and corresponding additional paid in capital of approximately $31,000. The variables in the warrant calculation were 465 days to maturity of the warrant, a risk free rate of 3.90%, common stock volatility of 50%.  The discount is being accredited over the expected period the note is outstanding using the interest method.  $4,791 of debt discount was amortized and included in interest expense for the year ended December 31, 2005 and for the period June 25, 2004 thru December 31, 2005.  The Promissory Note is on an unsecured basis and is classified as a current liability.

The following summarizes the stockholders notes as of December 31, 2005:

Note maturing January 31, 2006	$50,000
Note maturing April 1, 2006	250,000
Total value at maturity	300,000
Unamortized debt discount	(34,307)

$265,693

NOTE 6.

STOCKHOLDERS’ EQUITY:

Common Stock

The Company was organized in the State of Nevada on June 25, 2004 and currently has authorized shares of 150,000,000, par value $0.001.

On September 27, 2004 the Company purchased all of the outstanding shares of M&G’s for 37,500,000 shares of stock.  The value was placed at $250,000 for the net assets which mainly related to specific formulas and processes for manufacturing non fat food products.

On September 30, 2004 the Company approved a stock split of 3 shares for 2.  The share totals have been adjusted retroactively in the financial statements.

On October 1, 2004 the Company issued 4,500,000 shares of common stock for services valued at $45,000.  The service contract was for three years.  Accordingly, the Company amortizes $1,250 of the value of this contact each month.  As of December 31, 2005 the Company has amortized $18,750 of this contract.

On October 11, 2004 the Company initiated a private placement of 500,000 Units.  Each Unit included one share of the Company’s common stock and one warrant.  The Company sold 500,000 Units.  These Units were sold at $0.05 each and raised $25,000 for the Company Following a Black Shoals valuation model, the value of a warrant was $0.005 making the value of the common share $0.045.  The variables in the warrant calculation were 90 days to maturity of the warrant, a risk free rate of 1.68%, common stock volatility of 250%, and conversion of one warrant to one share of common stock at an exercise price of $0.20 for a total common share value of $22,500 and warrant value of $2,500.

THE ENLIGHTENED GOURMET, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.

STOCKHOLDERS’ EQUITY (Continued):

Common Stock (Continued):

From the period January 24, 2005 through May 16, 2005, the Company issued 8,045,000 shares of common stock in connection with a private placement offering.  The Company received $804,500 in gross proceeds from the offering and incurred no offering costs.

On June 15, 2005, 175,000 shares were issued to a third party in exchange for public relations and shareholder consulting services pursuant to a consulting agreement.

Also on June 15, 2005 40,000 shares were issued to an individual in exchange for marketing and advertising consulting services.

From the period October 31, 2005 through December 8, 2005, the Company issued 1,373,333 shares of common stock in connection with a private placement offering.  The Company received $206,000 in gross proceeds from the offering and incurred no offering costs.

On December 27, 2005, the Company issued 59,167 shares in lieu of $7,000 owed for public relations and shareholder consulting services pursuant to a consulting agreement.

Stock Option Plan:

On July 1 2004, the Board of Directors approved the Company's 2004 Stock Option Plan (the “Plan"). The Plan was subsequently approved by the majority of the Company’s stockholders at a meeting held on September 1, 2004.  Pursuant to the Plan, the Company may grant incentive stock options (“Incentive Options”) or other stock options (“Non-Statutory Stock Options”) to purchase an aggregate of 25,000,000 shares of common stock to key employees, directors, and other persons who have or are contributing to the success of the Company.

The Incentive Options granted pursuant to the Plan are qualified options conforming to the requirement of Section 422 of the Internal Revenue Code of 1986 as amended.  The Board of Directors administers the Plan.

The exercise price of each Incentive Option, for each share of Common Stock deliverable upon the exercise of an Incentive Option is 100% of the fair market value of a share of Common Stock on the date the Incentive Stock Option is granted.  The exercise price of each Non-Statutory Stock Option, for each share of Common Stock deliverable upon the exercise of a Stock Option is 100% of the fair market value of a share of Common Stock on the date the Non-Statutory Stock Option is granted.  In the event that any Stock Option is granted an employee in lieu of a cash bonus, the exercise price of such Stock Option, for each share of Common Stock deliverable upon the exercise of a Stock Option is 80% of the fair market value of a share of Common Stock on the date the Incentive Stock Option is granted.

THE ENLIGHTENED GOURMET, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.

STOCKHOLDERS’ EQUITY (Continued):

Stock Option Plan (Continued):

"Fair Market Value”, as of a particular date, means (i) if the shares of Common Stock are then listed or admitted for trading on a national securities exchange or quoted on the National Association of Securities Dealers Automated Quotation System, the last reported sales price of the Common Stock on such date or, if no such sale occurred, the average of the closing bid and ask prices, as applicable, of the Common Stock on the last trading day before such date, or (ii) if the shares of Common Stock are not then listed or admitted for trading on a national securities exchange or quoted on the National Association of Securities Dealers Automated Quotation System, such value as the Compensation Committee, in its discretion, may determine in good faith.

A summary of the status of the Company’s stock option plan as of December 31, 2005 and changes from June 25, 2004 (inception) to December 31, 2005:

	Weighted Average
	Outstanding	Price
Granted	1,750,000	$0.10
	1,500,000	$0.15
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2005	3,250,000	$0.123

The fair value of each option grant is estimated on the date of grant with the following assumptions:

Expected dividend yield	0%
Expected volatility	50%
Risk-free interest rate	4.295%
Expected life of options	120 months

NOTE 7.

PROVISION FOR INCOME TAXES:

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”  SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes.  Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset.  Accordingly, a valuation allowance equal to the deferred tax asset has been recorded.  The total deferred tax asset is $240,000, which is calculated using a blended federal and state (Connecticut) tax rate of a 22%.

THE ENLIGHTENED GOURMET, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.

PROVISION FOR INCOME TAXES (CONTINUED):

The Federal Net Operating Loss carryforward (“NOL”) is due to expire 20 years from the date of its creation.  The NOL for 2004 and 2005 are approximately $69,000 and $1,106,000 respectively, and the year of expiration is 2024 and 2025 respectively if it is not utilized.  The State NOL for 2004 and 2005 are also approximately $69,000 and $1,106,000 respectively and the year of its expiration is 2009 and 2010.

NOTE 8.

RELIANCE ON OFFICERS:

The Company presently has only 3 full time employees; the president, vice-president of account sales and vice president of distributor sales.  These three individuals are presently the only persons who have the experience to develop and sell the Company’s products.  If they were no longer able or willing to function in that capacity the Company would be negatively affected.

NOTE 9.

COMMITMENTS:

Consulting Agreements

The company has entered into the following Consulting Agreements:

On March 1, 2005, the Company entered into a consulting agreement with the aforementioned third party to provide various investor relations and public relation services. The Agreement terminates upon the eleven month anniversary of the contract.  Compensation consists of eleven monthly payment of $7,000 and 175,000 shares of common stock.  This Agreement was subsequently amended on December 15, 2005 to provide for (i) the issuance of 1,500,000 options exercisable at $0.15 per share and (ii) a four month extension of the contract with the compensation increased to $10,000 from $7,000 for the services to be rendered during the extension.

On March 1, 2005, the Company also entered into an agreement with an individual to provide certain marketing and advertising services.  The term expires one year from the date of the contract. Compensation consists $500 per week with, at the Company’s discretion, up to 50% of such compensation may be paid in the form of unregistered common shares.

NOTE 10.

RELATED PARTY TRANSACTIONS

Nutmeg Farms Ice Cream, LLC (Nutmeg)

Nutmeg manufactures and co-packs all of the Company’s ice cream cups and sundaes.  Nutmeg employs a director of the Company.  The Company paid Nutmeg $60,650 for the year ended December 31, 2005 and $ 60,650 for the period from inception to December 31, 2005.  Additionally, since Nutmeg is only one of two of the Company’s manufacturers, and the only manufacturer presently co-packing its ice cream cups and sundaes, it could be at risk if Nutmeg were to stop producing Company product.

THE ENLIGHTENED GOURMET, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION AND NON CASH INVESTING AND FINANCING ACTIVITIES:

SUPPLEMENTAL INFORMATION:
Interest Paid	$-	$950	$950

NON CASH FINANCING ACTIVITIES:
Purchase of Subsidiary with
Common Stock	$250,000	$-	$250,000
Consulting Services Paid
with Stock	$45,000	$-	$45,000

NOTE 12 – SUBSEQUENT EVENTS:

Subsequent to year end, the Company raised approximately $400,000 through notes payable to stockholders which included the issuance of approximately 1,064,000 warrants at 15 cents.  Additionally, the Company issued 368,000 shares of common stock in connection with a private placement offering.  The Company received $55,200 in gross proceeds from the offering and incurred no offering costs.