Form 10QSB
period 2006-03-31
Enlightened Gourmet, Inc.
filed 2006-05-19
CIK 1342882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2006

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ______ to______

Commission filer number 0-51597

THE ENLIGHTENED GOURMET, INC.

(Name of Small Business Issuer as Specified in its Charter)

Nevada	32-0121206
(State of Incorporation)	(I.R.S. Employer Identification No.)

236 Centerbrook, Hamden, CT 06518

(Address of principal executive offices)  (Zip Code)

Issuer’s Telephone Number 203-230-9930

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days.  Yes ☒           No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of March 31, 2006, 76,661,500  shares of the issuer's Common Stock were issued and outstanding.

ITEM 1.  FINANCIAL STATEMENTS

The Company’s financial statements for the quarter ended March 31, 2006, are attached as Exhibit A to this Quarterly Report.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

PLAN OF OPERATION

This Management’s Discussion and Analysis or Plan of Operations and other portions of this Quarterly Report contain forward-looking information that involves risks and uncertainties.  Our actual results could differ materially from those anticipated by the forward-looking information.  Factors that may cause such differences include, but are not limited to, availability and cost of financial resources, product demand, and market acceptance as well as other factors.  This Plan of Operations should be read in conjunction with our financial statements and the related notes included elsewhere in this Quarterly Report

Results of Operations.

Prior to January 1, 2006, the Company was a development stage company and recorded no revenues from sales.  Toward the end of the quarter ended March 31, 2006, as a result of the sales authorizations it previously obtained from approximately 1,500 supermarkets, the Company began shipping the initial orders it received from some of these stores.  Because its major activities in the quarter were producing and selling product, as well as expanding its existing sales base, management has determined that it is no longer a development stage entity.

The Company incurred a net less of $313,532 for the three-month period ended March 31, 2006.  While the Company generated gross sales of $139,377 during the quarter, the majority of this revenue was offset by slotting fees and discount payments made to supermarkets.  Accordingly, the Company recorded only $54,296 in net revenue.  Slotting charges are payments made to retail outlets to access their shelf space.  These fees are common in most segments of the food industry and vary from chain to chain.  The Company anticipates that until the rollout of its product to these initial stores is completed, sometime during the third quarter of calendar 2006, slotting expenses and discounts will continue to offset a significant portion of sales revenue.

The $313,532 loss was a result of (i) the Company’s cost of goods sold exceeding gross sales by $45,096, (ii) slotting fees and discounts, and (iii) selling, general and administrative expenses.  Cost of Goods sold exceeded sales primarily due to production difficulties at one of the Company’s co-packers, where a yet undetermined amount of finished product was discarded because it was not suitable for sale.  The Company’s is considering possible recourse against this co-packer for the cost of the raw materials used in producing the discarded product.  The Company’s cost of goods sold is also presently greater, and its gross margin correspondingly lower, because of production difficulties associated with changing production from limited production runs to full scale production, as well as not being able to purchase raw materials in sufficient volume to generate any volume discounts.  Production efficiencies are expected to increase as the Company’s co-packers become more accustomed to working with the Company’s products.  Additionally, as sales increase and the Company’s working capital improves, the Company expects that it will be able to purchase its raw materials, including packaging and ingredients, in sufficient volume to obtain discounts from the what it has paid for these materials to date.

The Company’s selling, general and administrative expenses equaled $183,355 for the quarter.  Of this amount, $37,307 represented interest costs associated with the stockholder loans the Company had outstanding during the quarter.  $41,659 was related to salaries and expenses, and $64,049 was related to professional fees, including legal, accounting and other professional fees.  $27,148 was related to travel and entertainment expenses primarily for the costs incurred in attending various sales meetings, trade conferences and making sales calls to the Company’s customers.  The balance was expended on related overhead.

The Company anticipates having its products available for sale in approximately 1,700 supermarkets prior to the end of the 2006.  Considering the number of stores to date that it has received authorizations from, the 1,700 figure assumes that the Company will obtain approximately 200 additional authorizations in the “late season resets” beginning in September.  However, no assurances can be made that the Company will receive any late season resets for its products.  Failure to obtain these additional authorizations may reduce the amount of sales the Company could earn during 2006.

The Company presently does not have in place the corporate infrastructure to manage the anticipated growth.  Upon obtaining additional capital the Company plans to hire one accounting person to handle its invoicing, accounts payable and accounts receivable and be responsible for maintaining the Company’s financial books and records.  Additionally, the Company intends to hire a quality assurance person to work with the Company’s co-packers and handle the logistic of ordering packaging and ingredients, as well as shipping finished product to the various distributors.  Lastly, the Company anticipates hiring one or two additional sales people to efficiently and effectively manage the Company’s sales.  Based upon the Company’s estimates of the number of products to be offered in each store, and the corresponding sales per item per store, the Company believes there is a reasonable expectation of revenues of approximately $11 million in 2006.

While the Company has been shipping its products, demand for its products has been greater than what the Company anticipated.  As a result, the Company has been late in delivering many of theses orders primarily as a result of problems generally associated with start up companies experiencing rapid growth, as well as having insufficient cash to be able to properly manage its inventories of raw materials and finished product.  Additionally, it has also shorted and back ordered several customer orders as a result of not having sufficient inventory to meet the demand for its products.  As a result of these problems, the Company, as of May 15, 2006, has still not been able to deliver product to all of the stores from which it had received authorizations.  The Company’s products are in only about 1,000 of these 1,500 stores.  The Company expects to have its authorized products in the remaining 500 stores prior to June 30, 2006.  To date the Company has not lost any store authorizations as a result of these problems, but no assurances can be made that the Company will not lose any authorizations from stores in the future if it cannot ship its products in a timely fashion.  The Company would be adversely impacted if it were to lose any of the store authorizations to date.

Liquidity and Capital Resources.

For the quarter ended March 31, 2006, the Company recorded a net loss of $313,532.  During the past quarter, the Company raised $55,350 in gross proceeds from the private placement of its common stock in addition to receiving $15,000 for stock that was subscribed, but unpaid at December 31, 2005.  The Company raised this equity without the services of any placement agent, and prepared all of the offering documents internally.  Therefore, the Company did not incur any of the usual and customary costs associated with raising capital.  Additionally, the Company borrowed $149,000 from three stockholders who were not officers or directors of the Company.  These short term notes come due $24,000 in June, 2006, and $125,000 in August, 2006.  Additionally, on April 1, 2006, the Company refinanced, under similar terms, the $250,000 short term note that matured on that day.  The new loan is due and payable on July 1, 2006.  The Company used the proceeds from the private placements, as well as the various borrowings to pay the costs of purchasing raw materials, including ingredients and packaging, the costs related to ongoing sales and marketing, as well as salaries and overhead.  Other than the typical 30 day grace period for paying vendors, the Company presently has no credit lines that it may rely on to fund working capital.  Additionally, the Company increased it accounts payable by $80,750, while reducing its accrued expenses by $10,832.  The Company also had approximately $90,159 in accounts receivable from orders it delivered during the quarter.  Accordingly, the net effect has been to increase the Company’s liabilities by $179,806 from December 31, 2005.  The Company’s inventory of raw materials and finished goods increased by $16,342, while the Company’s cash position declined by $86,498.  Overall the Company’s assets declined by $41,709 primarily as a result of the expensing of its prepaid expenses, and the aforementioned decrease in cash.

The Company is receiving feedback from its brokers and from stores that its products are being well received in the marketplace.  In support of theses statements, the Company is receiving additional orders from customers that it previously shipped product to.  This demonstrates that the Company’s products are being purchased by consumers, and that the sales to date have not just been “pipeline fill.”  All of the Company’s sales to date have been for supermarkets.  While the Company has entered into several agreements with distributors to sell its impulse items, the Company has recorded no sales during the first quarter from this segment of its business.  However, even with all of its recent and projected orders, the Company is still dependent upon additional capital in the form of either debt or equity to continue its operations.  This is necessary, since the Company’s working capital is presently insufficient to pay for the necessary ingredients and packaging, as well as production costs to manufacture the Company’s present and expected orders.  Compounding this problem, the Company presently does not have any sources of credit that it can access on a ready basis.  In addition to needing additional capital to maintain it operations, the Company also needs to raise capital to pay for the remaining slotting expenses.  Most importantly, the Company’s reputation may be irreparably harmed if it is not able to pay the slotting fees, and/or deliver its products to the supermarkets it has received authorizations from.  If this were to happen, the supermarkets that the Company received authorizations from, but were unable to pay their slotting charges, could deny the Company the opportunity to make presentations in the future.  This could significantly diminish the Company’s chances of success, regardless of how attractive the Company’s products may be.

The Company believes, based upon its current assets and liabilities, that its present cash position and cash flow are insufficient to meet its operating needs through 2006.  The Company requires additional capital in order to (i) continue paying its slotting fees; (ii) pay advertising costs and other marketing expenses; (iii) purchase additional raw materials, including ingredients and packaging, as well as pay the cost of manufacturing its products all in a timely basis; (iv) repay its existing indebtedness and (v) increase its corporate infrastructure.  The Company is presently seeking to raise additional equity capital of between $750,000 and $2,250,000; however, no assurances can be given that any financing will be available to the Company on favorable terms, or at all.  To the extent that the Company is unable to receive such funding on a timely basis, the Company’s ability to enter new markets or to exploit existing markets may be delayed or potentially lost and management’s revenue projections will not be met.  Additionally, it’s possible that the Company’s reputation may be damaged if it is not able to pay the slotting fees, and/or deliver its products to the supermarkets from which it has received authorizations.

ITEM 3.  CONTROLS AND PROCEDURES

As of March 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Management concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report were effective in timely alerting them to material information required to be included in the Company's periodic Securities and Exchange Commission filings and were also effective to ensure that the information required to be disclosed in reports filed or submitted under The Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to management to allow timely decisions regarding required disclosure. There were no other additional changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART III – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Between March 3, 2006 and March 31, 2006, the Company issued 368,000 shares of common stock in connection with a private placement offering.  The Company received $55,200 in gross proceeds from the offering and incurred no offering related costs.  Such transaction was exempt from registration pursuant to Rule 505 of Regulation D under the Securities Act.  The proceeds from such offering were used for general corporate purposes.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits filed with this report:

No.

Description

31.1

Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002

(b)

Reports of Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ENLIGHTENED GOURMET, INC.

By:  S/ALEXANDER L. BOZZI, III

May 19, 2006

Alexander L. Bozzi, III, President

(Principal Executive Officer)

By:  S/ALEXANDER L. BOZZI, III

May 19, 2006

Alexander L. Bozzi, III, Chief Accounting Officer

(Principal Financial Officer)

THE ENLIGHTENED GOURMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

MARCH 31, 2006

ASSETS

CURRENT ASSETS:
Cash and Cash Equivalents	$7,636
Accounts Receivable 90,159
Less allowance for Discounts Taken 3,600	86,559
Inventory
Finished Goods 75,184
Raw Materials 188,800	263,984
Prepaid Expenses	64,388
TOTAL CURRENT ASSETS	422,567

EQUIPMENT, net	72,026

INTANGIBLE ASSETS	250,000

TOTAL ASSETS	$744,593

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts Payable	$145,112
Accrued Expenses	26,171
Stockholder Notes Payable	375,851
TOTAL CURRENT LIABILITIES	547,134

STOCKHOLDERS’ EQUITY:
Common stock, par value $0.001, 150,000,000
authorized, 76,661,500 issued and outstanding.	76,661
Additional Paid in Capital	1,540,343
Deficit Accumulated During Development Stage	(1,419,545)
TOTAL STOCK HOLDER EQUITY	197,459

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$744,593

The accompanying notes are an integral part of these consolidated financial statements.

THE ENLIGHTENED GOURMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

For the Period January 1, 2006 to March 31, 2006,

REVENUE:
Sales of Products	$139,377
Less Discounts and Slotting Fees	85,081
NET REVENUE		$54,296

COST OF SALES		(184,473)

GROSS MARGIN		(130,177)

EXPENSES:
Selling, General and Administrative Expenses	146,048
Interest	37,307
		183,355
(LOSS) BEFORE TAXES		(313,532)

PROVISION FOR INCOME TAXES		-

NET INCOME (LOSS)		$(313,532)

BASIC/DILUTED LOSS
PER SHARE		-a-

Weighted Average Number of Common Shares
of Stock Outstanding		76,505,167

a = Less than $(0.01) per share

The accompanying notes are an integral part of these consolidated financial statements.

THE ENLIGHTENED GOURMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the Period January 1, 2006 to March 31, 2006

				Deficit
				Accumulated	Common
				During	Stock
	Common Stock		Paid In	Development	Subscribed/
	*Shares	Amount	Capital	Stage	Receivable	Total

Balance, December 31, 2005	76,192,500	$76,192	$1,467,715	$(1,106,013)	$(14,900)	$422,994

Stock Subscription Received	-	-	-	-	15,000	15,000

100,000 shares issued pursuant
to stock subscribed	100,000	100	-	-	(100)	-

Common Stock Issued at
$0.15 per share issued pursuant
to private placements January 1,
2006 to March 31, 2006	369,000	369	54,981	-	-	55,350

397,334 Warrants Issued pursuant
to Stockholder Notes Payable
at a value of $0.0444 per warrant	-	-	17,647	-	-	17,647

Loss for 3 months ended
March 31, 2006	-	-	-	(313,532)	-	(313,532)

Balance, March 31, 2006	76,661,500	$76,661	$1,540,343	$(1,419,545)	-	$197,459

The accompanying notes are an integral part of these consolidated financial statements.

THE ENLIGHTENED GOURMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Period January 1, 2006 to March 31, 2006

CASH FLOWS FROM
OPERATING ACTVIVITIES:
Net Income (Loss)	$(313,532)
Adjustments to reconcile net
income (loss) to net cash provided by (used in)
operating activities:
Stock Compensation – Consulting Fees	3,750
Amortization of Debt Discount	37,307
Increase in Sales Allowances Taken	3,600
		(268,875)
Changes in current assets and
current liabilities:
Accounts Receivable	(90,159)
Inventory	(16,342)
Prepaid Expenses	58,112
Accounts Payable	80,750
Accrued Expenses	(10,832)
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES		21,529

INVESTING ACTIVITIES		-

NET CASH USED IN
INVESTING ACTIVITIES		-

CASH FLOWS FROM
FINANCING ACTIVITIES:
Proceeds from Stockholder Loans	140,498
Payment of Stockholder Loan	(50,000)
Sale of Common Stock & Warrants	70,350
NET CASH PROVIDED BY
FINANCING ACTIVITIES		160,848

NET INCREASE (DECREASE) IN CASH		(86,498)

CASH, BEGINNING		94,134

CASH, ENDING		$7,636

The accompanying notes are an integral part of these consolidated financial statements.

THE ENLIGHTENED GOURMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Period January 1, 2006 to March 31, 2006

NOTE 1.

BASIS OF PRESENTATION

The accompanying unaudited interim condensed financial statements included herein have been prepared in accordance with the instructions to Form 10-QSB and Item 310 of Regulation SB of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although The Enlightened Gourmet, Inc. and Subsidiaries believes that the disclosures are adequate to make the information presented not misleading. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission.

NOTE 2:

GENERAL ORGANIZATION AND BUSINESS:

The Enlightened Gourmet, Inc. (the Company), was organized in the State of Nevada on June 25, 2004.  On September 27, 2004, the Company acquired, via a tax free stock exchange with a wholly owned and newly formed subsidiary of the Company, all of the outstanding shares of Milt & Geno’s Frozen Desserts, Inc. (M & G’s).  The Company acquired M&G’s because it believed that M&G’s had certain formulas and recipes that would enhance the Company’s development.  Additionally, the Company acquired the brand name and tradedress, together with some limited inventory (less than $10,000) and certain liabilities related to M & G’s fat free ice cream product Absolutely Free™.  The transaction did not result in a business combination since M & G’s had no operations at the time.  The Company seeks to establish itself as a leading marketer and manufacturer of fat free foods.  The Company during the three months ended has developed several major customers and has shipped product.  Presently, its major activities consist of producing and selling product and expanding its existing sales base, therefore management has determined that it is no longer a development stage entity.

NOTE 3.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  However, the Company is presently still dependent upon additional capital in the form of either debt or equity to continue its operations  and is in the process of raising such additional capital through private placements of securities.  This additional capital is necessary, since the Company’s working capital is presently insufficient to pay for the necessary ingredients and packaging, as well as production costs to manufacture the Company’s present and expected orders.  Compounding this problem, the Company presently does not have any sources of credit that it can access on a ready basis.  In addition to needing additional capital to maintain it operations, the Company also needs to raise capital to pay for the remaining slotting expenses, as well as the shareholder notes that come due in the second quarter of 2006.  Most importantly, the Company’s reputation may be irreparably harmed if it is not able to pay the slotting fees, and/or deliver its products to the supermarkets it has received authorizations from.  If this were to happen, the supermarkets that the Company received authorizations from, but were unable to pay their slotting charges or deliver product, could deny the Company the opportunity to make presentations in the future.  This could significantly diminish the Company’s chances of success, regardless of how attractive the Company’s products may be.

THE ENLIGHTENED GOURMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Period January 1, 2006 to March 31, 2006

NOTE 3.

GOING CONCERN (Continued)

This raises substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from this uncertainty.

NOTE 4.

 STOCKHOLDERS NOTES PAYABLE

A stockholder on December 21, 2005 made cash advances to the Company of $245,000(the December Promissory Note) which is $5,000 less than its face value of $250,000, resulting in a discount.  The Promissory Note does not accrue interest and is prepayable by the company without penalty at any time.  The borrowing is due and payable on April 1, 2006.  This December Promissory Note was refinanced with the stockholder under identical terms and conditions and is now due on July 1, 2006.  In consideration of refinancing the Promissory Note the lender received 666,667 warrants exercisable at $0.15 per share.  Following a Black Scholes valuation model, the value of a warrant was $0.0446 which resulted in an additional debt discount and corresponding additional paid in capital of approximately $31,000.

Another stockholder on February 28, 2006 made cash advances to the Company of $94,000 (the February Promissory Note) which is $6,000 less than its face value of $100,000, resulting in a discount.  The February Promissory Note does not accrue interest and is prepayable by the company without penalty at any time.  The borrowing is due and payable on August 15, 2006.  In consideration of making the Promissory Note the lender received 266,667 warrants exercisable at $0.15 per share.  Following a Black Scholes valuation model, the value of a warrant was $0.0463 which resulted in an additional debt discount and corresponding additional paid in capital of approximately $11,893.

A stockholder on March 10, 2006 made cash advances to the Company of $22,560 (the March 10th Promissory Note) which is $1,440 less than its face value of $24,000, resulting in a discount.  The March 10th Promissory Note does not accrue interest and is prepayable by the company without penalty at any time.  The borrowing is due and payable on August 15, 2006.  In consideration of making the Promissory Note the lender received 64,000 warrants exercisable at $0.15 per share.  Following a Black Scholes valuation model, the value of a warrant was $0.0436 which resulted in an additional debt discount and corresponding additional paid in capital of approximately $2,854.

A stockholder on March 21, 2006 made cash advances to the Company of $23,938 (the March 21st Promissory Note) which is $1,062 less than its face value of $25,000 resulting in a discount.  The Promissory Note does not accrue interest and is prepayable by the company without penalty at any time.  The borrowing is due and payable on June 21, 2006.  In consideration of making the March 21st Promissory Note the lender received 66,667 warrants exercisable at $0.15 per share.  Following a Black Scholes valuation model, the value of a warrant was $0.0436 which resulted in an additional debt discount and corresponding additional paid in capital of approximately $2,900.

THE ENLIGHTENED GOURMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Period January 1, 2006 to March 31, 2006

NOTE 4.

 STOCKHOLDERS NOTES PAYABLE (Continued)

The variables in all of the warrant calculations were (i) the number of days to maturity of the warrant, (ii) a risk free rate corresponding to the yield to maturity of a comparable maturity U. S. Treasury security and (iii) a common stock volatility of 50%.  The discounts are being accreted over the expected period that each promissory note is outstanding using the interest method.  The debt discount amortized and included in interest expense for the three months ended March 31, 2006 totaled $37,307.

The following summarizes the stockholders notes as of March 31, 2006:

Note maturing April 1, 2006	$250,000
Note maturing August 15, 2006	100,000
Note maturing August 15, 2006	24,000
Note maturing June 21, 2006	25,000
Total value of all notes at maturity	399,000
Unamortized debt discount	(23,149)

$375,851

NOTE 6.

STOCKHOLDERS’ EQUITY:

Common Stock

From the three months ended March 31, 2006, the Company issued 469,000 shares of common stock in connection with a private placement offering.  The Company received $ 70,350 in gross proceeds from the offering and incurred no offering costs.

NOTE 7.

RELIANCE ON OFFICERS:

The Company presently has only 3 full time employees; the president, a vice-president of account sales and a vice president of distributor sales.  These three individuals are presently the only persons who have the experience to develop and sell the Company’s products.  If they were no longer able or willing to function in that capacity the Company would be negatively affected.

NOTE 8.

RELATED PARTY TRANSACTIONS

Nutmeg Farms Ice Cream, LLC (Nutmeg)

Nutmeg manufactures and co-packs all of the Company’s ice cream cups and sundaes.  Nutmeg employs a director of the Company.  The Company did not make any payments to Nutmeg for the three months ended March 31, 2006.  Additionally, since Nutmeg is only one of two of the Company’s manufacturers, and the only manufacturer presently co-packing its ice cream cups and sundaes, it could be at risk if Nutmeg were to stop producing Company product.