Form 10QSB
period 2006-06-30
Enlightened Gourmet, Inc.
filed 2006-08-18
CIK 1342882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2006

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

As of June 30, 2006, 76,661,500 shares of the issuer's Common Stock were issued and outstanding.

ITEM 1.  FINANCIAL STATEMENTS

The Company’s financial statements for the quarter ended June 30, 2006, are attached as Exhibit A to this Quarterly Report.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

PLAN OF OPERATION

This Management’s Discussion and Analysis or Plan of Operations and other portions of this Quarterly Report contain forward-looking information that involves risks and uncertainties.  Our actual results could differ materially from those anticipated by the forward-looking information.  Factors that may cause such differences include, but are not limited to, availability and cost of financial resources, product demand, market acceptance as well as other factors, including those set forth in the Company’s Annual Report on Form 10-KSB..  This Plan of Operation should be read in conjunction with unaudited financial statements contained in Part I, Item 1, and the related notes included elsewhere in this Quarterly Report.

Overview

Since January 1, 2006, the Company’s major activities have been producing and selling product, as well as expanding its existing sales base.  Prior to January 1, 2006, the Company was a development stage company and recorded no revenues from sales.  Toward the end of the quarter ending March 31, 2006, as a result of the sales authorizations it previously obtained from approximately 1,500 supermarkets, the Company began shipping the initial orders it received from some of these stores.  Sales have continued to increase since the products introduction in March, as consumers became aware of the Company’s products primarily due to the Company’s marketing programs including advertisements, in store demonstrations and price promotions.  Presently the Company’s products are for sale in over 1,600 stores and the Company has received repeat orders from each of these supermarket chains.

Results of Operations.

During this first quarter the Company recorded only $139,377 in gross sales, as it did not even begin receiving orders from these stores until the middle of the quarter.  This is due to the fact that the majority of supermarkets only add new products during  what the grocery industry refers to as the “spring resets.”  Therefore, sales for this quarter do not represent sales for an entire 13 week period.  However, during the quarter ended June 30, 2006, the Company’s sales increased at a rapid rate, as more stores began to place their initial orders and Company’s products began to receive consumer acceptance.  Initially, sales during the second quarter were only “pipeline fill,” or amounts sufficient to fill the store shelves.  However, as consumers became aware of the Company’s products, sales increased throughout the quarter from new and returning customers.  Sales for the quarter ended June 30, 2006 were $468,545 an increase of $329,168 or 236% compared to the prior quarter.  Sales for the six months ending June 30, 2006 were $607,922.  There is no comparison to the prior year, as the Company was a development stage company until December 31, 2005 and, accordingly, recorded no sales.  This sales trend is continuing, as orders in the first five weeks of the 3rd quarter are already in excess of $250,000.  The Company is promoting its products aggressively, and will continue to do so through the end of the third quarter, offering discounted pricing to retailers, coupons and in-store demonstrations to increase customer awareness of its products.  The Company continues to receive positive feedback from brokers and store representatives, as well as customers that its products are being well received in the marketplace.  Accordingly, because the Company believes that it offers an alternative ice cream without fat, lactose or added sugar while maintaining the taste and texture of full fatted ice cream with fewer calories compared to its competition, the best way for it to gain market share is to encourage consumers to try its products.

Presently, almost all of the Company’s sales have been to supermarkets.  While the Company has entered into several agreements with distributors to sell its impulse, or single serve items, the Company has recorded minimal sales from this segment of its business.  The Company believes this is a result of marketing its products to this class of trade too late in the season.  Consequently, distributors were reluctant to take on and promote the Company’s impulse items once their product lineup was already established for the summer.  Going forward, the Company plans to hire additional sales personnel to focus primarily on this segment of its business, which is different from its supermarket business.  The Company continues to believe that sales of impulse items could be a significant source of future revenue.

The Company expects to begin receiving initial orders for its products that were developed for schools during the third quarter of 2006.  The Company believes that it is the only company to market ice cream novelties that are fat free, lactose free and have no added sugar to the institutional food service market serving schools.  The Company has presented its products at several major food service shows focusing on the educational food service market, and its products have been well received by school dieticians and food brokers alike.  As recently reported, schools are under increasing pressure to remove “junk food” from school cafeterias and replace it which foods that have less fat, sugar and salt, as well as providing smaller portions.  Accordingly, the Company believes that given the number of lunches served every school day, coupled with the focus on childhood obesity and ridding school lunches of foods high in fat, sugar and salt, educational food service will be a large and growing segment of business for the Company.

The Company has no manufacturing facilities of its own, and relies on third party vendors, or co-packers, to manufacture its products.  Unlike traditional co-packing arrangements were the co-packer is responsible for purchasing all of the raw materials to manufacture the items, and then selling the completed product back to the marketing company at a profit to reflect its manufacturing costs, the Company is responsible for purchasing and maintaining the inventory of all of the necessary ingredients and packaging and then paying a separate fee to the co-packer to manufacture its products.  While the traditional method would be more efficient and effective for the Company, because it would not be responsible for purchasing and maintaining inventories of raw materials, the uniqueness of the Company’s products, coupled with the start-up nature of the Company, precluded any co-packer from entering into such an arrangement at this time.  The Company presently manufacturers it products at two co-packing facilities.  The Company presently has no long term agreement to manufacture its products with either co-packer.  To the extent that either co-packer was unable to manufacture the Company’s products going forward, or produce an amount that is insufficient to meet its orders, the Company would not be able to fill all of its orders and the Company could be adversely impacted if this were to happen.  The Company has had discussions with each of its co-packers to determine the likelihood that each co-packer can continue to meet the Company’s growing need for increased production.  Each co-packer has assured the Company that so long as the Company can continue to pay for such production in a timely basis, it has sufficient capacity to meet needs of the Company through the end of 2006.  The Company anticipates the need to enter into a long term production agreement once it can reasonably determine its sales for the next twelve months.  Additionally, the Company believes that until the Company is more stable financially, co-packers will not be willing to enter into a long term agreement since they cannot be reasonably assured the Company will be able to pay for such production.

The Company believes it has resolved most of the manufacturing issues it experienced during the quarter ended March 31, 2006 when its co-packers initially began manufacturing its products.  The majority of the problems experienced by the co-packers were due to the unique physical characteristics of the Company’s products and how they are produced.  Because the Company’s products do not contain any fat, the production process, while similar to manufacturing fatted ice cream, is sufficiently different.  Therefore, until such time as the each of the co-packers were able to work through these mass production issues, and they familiarized themselves with the uniqueness of the product’s physical characteristics, the cost to manufacture the Company’s products was greater than anticipated due the amount of manufactured product that was not suitable for resale.  The Company believes it has rectified all of the problems related to the manufacture of its ice cream bars, and its co-packers have become more efficient as its familiarity with the product increases with each new production run.  However, the Company is still experiencing some problems with mass producing its ice cream sandwiches, and has not been able to market its full product line of sandwiches.  While the Company believes it has determined a solution for the problems experienced in the manufacturing process, it has been unable to test the solution during a full production run.  Inefficiencies in manufacturing the Company’s ice cream sandwiches during the quarter increased the Company’s cost of goods sold due to the amount of product manufactured that was not suitable for sale.  However, similar to the production problems associated with its ice cream bars, the Company does not believe that this problem is unsolvable.  Rather, the solution is analogous to the resolution associated with the manufacture of its ice cream bars; specifically understanding how to work with the products physical characteristics.  The Company believes that the problems associated with the mass production of its sandwiches should be rectified during the third quarter of 2006.  If for some unexpected reason that Company was unable to remedy these mass production problems, the Company would have to consider discontinuing its line of ice cream sandwiches.  While the sandwiches could be replaced with more flavors of its ice cream bars, the Company would most likely not be able to meet its sales objectives for 2006.

The Company incurred a net less of $661,169 for the three-month period ended June 30, 2006, compared to a loss of $338,664 for the comparable period in 2005 when the Company was a development stage company.  Additionally, the Company incurred a net loss of $974,701 for the 6 month period ended June 30, 2006, compared to a net loss of $447,159 for the comparable 6 moth period of 2005.  While the Company generated gross sales of $468,545 during the current quarter and $607,922 for the 6 month period, the supermarkets deducted approximately $303,005, or 64% of sales in the current quarter and $388,362, 64% of sales, for the six month period to pay for slotting charges, promotional fees and payment discounts.  Accordingly, the Company recorded only $165,540 and $219,560 respectively in net revenue for the current quarter and the six month period.  Slotting charges are one time payments made to retail outlets to access their shelf space.  These fees are common in most segments of the food industry and vary from chain to chain.  The Company anticipates that until the rollout of its products to these initial stores is completed, sometime during the third quarter of calendar 2006, slotting expenses and discounts will continue to offset a portion of sales revenue, but considerably less than what has been deducted to date.  Presently, the Company has its products for sale in approximately 1,600 supermarkets and authorizations for about 200 more supermarkets.  As of June 30, 2006, it has paid all of the slotting charges and discounts associated with approximately 1,077 of these 1,600 stores.  Approximately $200,000 will be deducted from future invoices from these remaining 523 stores to pay the slotting expenses associated with the stores that the Company presently has its products in.  Once these deductions have been made, the Company will have paid all of the slotting expenses incurred in connection with all of the stores it currently has product for sale in.  Only then will it receive full payment, less any payment discounts or promotional deductions for sales made to these stores.  Once this happens the Company expects that its cash flow will improve dramatically.  However, to the extent that the Company receives any new store authorizations, or receives an order from an authorized store that it has not yet received an order from, additional slotting expenses will most likely be charged by these new stores.

The $661,169 loss for the current quarter was primarily a result of (i) one time slotting fees and discounts, (ii) the Company’s cost of goods sold being greater than expected, and (iii) finance charges and interest expense as a result of borrowings undertaken by the Company during the quarter and (iv) selling, general and administrative expenses.  The $974,701 for the six month period was attributable to the same reasons as the current quarter’s loss.  Supermarkets deducted $302,205, or 64% of sales in the current quarter and $387,562, 64% of sales, for the six month period to pay for slotting charges, promotional fees and payment discounts.  The Company’s cost of goods sold, $323,412 and $505,382, for the current quarter and for the 6 month period respectively was greater than expected primarily due to the previously described mass production problems due to unfamiliarity with working with the physical characteristic of the Company’s products.  The Company has rectified the problems associated with producing its ice cream bars and believes, as previously noted, determined a solution for manufacturing its ice cream sandwiches.  The Company’s cost of goods sold is also presently greater, and its gross margin correspondingly lower, because it has not been able to purchase raw materials in sufficient volume to generate any volume discounts.  However, production efficiencies increased during the quarter, and are expected to increase even more as the Company implements its plan to resolve the manufacturing difficulties with its sandwiches.  The Company incurred significant finance and interest charges during both the current quarter, as well as the 6 month period as it borrowed money to maintain its operations.  Additionally, as sales continue to increase, the Company’s working capital will improve as a direct result of the reduction in slotting expenses, and the Company expects that it will be able to purchase its raw materials, including packaging and ingredients, in sufficient volume to obtain discounts from what it has paid for these materials to date.

The Company’s selling, general and administrative expenses equaled $334,192 for the quarter.  Of this amount, $110,523 represent professional fees including legal, accounting and various consulting fees.  $58,948 represented sales and distribution expenses including brokerage commissions, cold storage and freight charges to deliver the company’s products from both its co-packers, as well as to its clients.  $58,681 represented salaries and benefits.  $19,904 was related to travel and entertainment expenses during the quarter primarily for the costs incurred in attending various sales meetings, trade conferences and making sales calls to the Company’s customers.  The balance was expended on related overhead.  The Company incurred finance and interest charges during the current quarter of $221,105.  Of this amount, $52,000 was related to fees and commissions related to arranging the some of the debt financings the Company undertook during the quarter, $2,800 represented interest charges and $166,305 represented non cash interest costs associated with the value of the warrants issued to lenders as additional compensation to the lenders for providing the loans to the Company.  The value of these warrants is considered to be additional interest, and therefore is included in the Company’s interest expense even though it is a non cash transaction.

The Company’s products are currently authorized in approximately 1,800 supermarkets and has its products for sale in approximately 1,600 of these stores.  The Company anticipates having its products for sale in these remaining 200 stores sometime during the third quarter.  However, because of the late start in the Company’s impulse business, the Company’s impulse products are not in as many stores as was originally projected.  Therefore, sales of impulse items for the year will be less than what the Company anticipated.  The Company sales are ramping up at an expanding rate and the Company, due to a lack of capital, presently does not have in place the corporate infrastructure to manage the anticipated growth.  The Company is actively seeking new capital and has engaged the services of an investment banker to aid the Company in obtaining this necessary capital.  Upon obtaining additional capital the Company plans to hire one accounting person to handle its invoicing, accounts payable and accounts receivable and be responsible for maintaining the Company’s financial books and records.  Additionally, the Company intends to hire a quality assurance person to work with the Company’s co-packers and handle the logistic of ordering packaging and ingredients, as well as shipping finished product to the various distributors.  Lastly, the Company anticipates hiring one or two additional sales people to efficiently and effectively manage the Company’s sales.

Demand for the Company’ products continues to be greater than what the Company anticipated, as evidenced by the number of stores it has product available for sale in, as well as authorized in.  However, the Company’s sales have been constrained by its lack of capital.  Accordingly, the Company believes its sales have been diminished by its lack of capital which adversely affected its ability to manufacture its products.  This is due to the fact that at various times during the quarter the Company did not have sufficient money to pay for ingredients and / or production time.  While several of the Company’s vendors have been willing to extend greater credit and lengthen payment terms, other have not due to the start up nature of the Company.  Therefore, The Company did not always have sufficient product on hand to make all of its deliveries when its clients requested.  However, unlike the first quarter where the Company was late in delivering many of its orders, the Company has made more than 80% of its deliveries on time to the stores during the current quarter.  Most importantly, the majority of the late deliveries occurred during the early part of the quarter and the Company has had better control over its inventories.  Nevertheless, the Company still incurs problems generally associated with start up companies experiencing rapid growth, as well as having insufficient cash to be able to properly manage its inventories of raw materials and finished product.  Until such time as the company’s cash flow improves, it will be challenged to order ingredients and packaging, as well as pay co-packers on a timely basis.  The Company’s vendors have been working with the Company to extend payment terms on amounts that are due them, as well as extending additional credit.  Additionally, the Company expects its cash flow to improve as a direct result of having the majority of its slotting expenses already paid for.  Therefore, unlike the majority of sales to date, the Company will be receiving cash for its invoices rather than having the amounts owed be deducted against slotting expenses.  This, coupled with increasing sales from new and returning customers will benefit the Company’s cash flow.

Liquidity and Capital Resources.

For the quarter ended June 30, 2006, the Company recorded a net loss of $661,169.  For the 6 month period the Company’s loss was $974,701.  During the past quarter, the Company did not raise any capital from the sale of any common stock.  However, the Company did borrow $75,000 from two stockholders who were not officers or directors of the Company, as well as refinance a $250,000 stockholder loan with the same stockholder who also was not an officer or director.  The $250,000 loan was refinanced and issued with a $5,000 debt discount equivalent to an interest rate of eight percent per annum (8%) and came due on July 1, 2006.  Subsequent to June 30, 2006 this loan was refinanced for $245,000 at an interest rate of eighteen percent per annum (18%) and now comes due on November 1, 2006.  Additionally, the lender received a total of 1,000,000 two year warrants to purchase shares of the Company’s common stock at an exercise price of $0.15 per share as additional compensation for refinancing the loans.  The $50,000 loan was issued with a debt discount of $2,250, equivalent to an interest rate of eighteen percent (18%) per annum and came due on July 31, 2006.  Additionally, the lender received 133,333 two year warrants to purchase shares of the Company’s common stock at an exercise price of $0.15 per share as additional compensation for making the loan.  The Company and the lender are working toward documenting the refinancing of this loan, as of July 31, 2006, for $47,750 at the same interest rate of eighteen percent (18%) and extending the maturity to December 1, 2006.  The Company will issue the lender an additional 200,000 two year warrants to purchase shares of the Company’s common stock at an exercise price of $0.15 per share as additional compensation for refinancing this loan.  The $25,000 loan comes due on September 1, 2006.  This loan was issued at a discount of $1,125 equivalent to an interest rate of eighteen percent (18%) per annum.  Additionally, the lender received 83,333 two year warrants to purchase shares of the Company’s common stock at an exercise price of $0.15 per share as additional compensation for making the loan.  During the quarter the Company also borrowed $400,000 from an institutional fund that was not a stockholder of the Company.  Proceeds from this $400,000 loan were used to repay a $200,000 loan from the same lender as well as provide $200,000 in additional capital as well as paying all of the costs of issuing the debt.  The interest rate of each of these borrowings was 12%.  Additionally, the Company paid a financing fee of 3% on each loan, for a total of $18,000, and issued 1,333,333 two year warrants for making the initial $200,000 loan and an additional two year 2,666,666 warrants to enter into the $400,000 loan.  Each of the warrants issued allows the holder to purchase shares of the Company’s common stock at an exercise price of $0.15 per share.  Lastly, during the quarter, the Company repaid a $25,000 stockholder loan from a lender who was not an officer or director of the Company.

The Company used the proceeds from each of these borrowings to pay the costs of purchasing raw materials, including ingredients and packaging, the costs related to ongoing sales and marketing, as well as salaries and overhead.  The capital raised from each of these borrowings allowed the Company to continue to manufacture and sell its products.  However, the Company is still dependent upon additional capital, either debt or equity, to repay its existing indebtedness, as well as have sufficient capital to manufacture and sell its products.

Other than the typical 30 day grace period for paying vendors, the Company presently has no bank credit lines that it may rely on to fund working capital.  However, the Company’s vendors have been willing to lengthen payment terms and generally accommodate the Company’s needs, based upon the fact that Company’s sales are increasing and that it is perhaps in their best interest to work with the Company during this period where free cash is tight.  Additionally, certain vendors have entered into agreements to accept warrants to purchase shares of the Company’s common stock in exchange for extending additional credit to the Company and more favorable credit terms.  The Company’s President has deferred his salary, and certain consultants and employees have also deferred some or all of their compensation during the quarter.  The net effect of these accommodations has been to continue to allow the Company to manufacture product and to deliver most of its orders in a timely basis.  This has allowed the Company to grow its market share and gain favor with both the supermarkets and consumers of its products.

The Company increased it accounts payable by $166,245 to $311,357 and its accrued expenses by $17,521 to $43,691.  The Company’s short term indebtedness increased by a net $240,493 to $616,344.  Therefore, the Company’s liabilities increased by $424,258 from $547,134 to $971,392.  The Company’s assets increased by $133,784 primarily due to an increase in raw materials inventory, where the Company purchased sufficient quantities so as not to run short of any materials during production.  Prepaid expenses declined by $48,138, and accounts receivable even though the gross amount increased by $212,617 to $302,776, the net amount, taking into consideration slotting allowances of $230,000, declined by $12,183 to $72,276.  Cash on hand increased by $18,570 to $26,206.

While the Company’s products are being accepted in the stores, and it is receiving repeat orders from all of its customers at an ever increasing rate, the Company is still dependent upon additional capital in the near term in the form of either debt or equity to continue its operations.  This is necessary, since the Company’s working capital is presently insufficient to pay for the necessary ingredients and packaging, as well as production costs to manufacture the Company’s expected orders, as well as to pay down its accounts payable and existing indebtedness.  Compounding this problem, the Company presently does not have any sources of credit that it can access on a ready basis.  The Company believes, based upon its current assets and liabilities, that its present cash position and expected cash flow are insufficient to meet its operating needs through 2006.  The Company requires additional capital in order to (i) purchase additional raw materials, including ingredients and packaging, as well as pay the cost of manufacturing its products all in a timely basis; (ii) pay advertising costs and other marketing expenses to promote the sale of its products; (iii) finish paying its slotting fees; (iv) repay its existing indebtedness including its accounts payable and (v) increase its corporate infrastructure.  The Company is presently seeking to raise additional equity capital of between $2,000,000 and $2,500,000; however, no assurances can be given that any financing will be available to the Company on favorable terms, or at all.  To the extent that the Company is unable to receive such funding on a timely basis, the Company’s ability to continue to pay its existing obligations, as well as enter new markets or to exploit existing markets may be delayed or potentially lost and management’s revenue projections will not be met.  Additionally, it’s possible that the Company’s reputation may be damaged if it is not able to deliver its products to the supermarkets from which it has received orders.

ITEM 3.  CONTROLS AND PROCEDURES

As of June 30, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Management concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report were effective in timely alerting them to material information required to be included in the Company's periodic Securities and Exchange Commission filings and were also effective to ensure that the information required to be disclosed in reports filed or submitted under The Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to management to allow timely decisions regarding required disclosure. There were no other additional changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values.  Additionally, we follow the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”), issued in March 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC.  We adopted SFAS 123(R) using the modified prospective transition method.  Under this transition method, share-based compensation expense recognized during the six months ended June 30, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123(R).

PART III – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

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

Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ENLIGHTENED GOURMET, INC.

By:  S/ALEXANDER L. BOZZI, III

August 17, 2006

Alexander L. Bozzi, III, President

(Principal Executive Officer)

By:  S/ALEXANDER L. BOZZI, III

August 17, 2006

Alexander L. Bozzi, III, Chief Accounting Officer

(Principal Financial Officer)

EXHIBIT A

THE ENLIGHTENED GOURMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

JUNE 30, 2006

ASSETS

CURRENT ASSETS:
Cash and Cash Equivalents		$26,206
Accounts Receivable	$302,776
Less Allowance for Discounts	230,000	72,776
Inventory
Finished Goods	$136,577
Raw materials	298,747	435,324
Prepaid Expenses		16,250
TOTAL CURRENT ASSETS		$550,556

EQUIPMENT, net		77,021

INTANGIBLE ASSETS		250,000

TOTAL ASSETS		$877,577

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable		$311,357
Accrued expenses		43,691
Notes Payable		-
Stockholders	$440,076
Others	176,268	616,344
TOTAL CURRENT LIABILITIES		971,392

STOCKHOLDERS’ DEFICIT:
Common stock, par value $0.001, 150,000,000
authorized, 76,661,500 issued and outstanding		$76,661
Additional Paid in Capital		2,118,527
Accumulated Deficit		(2,080,714)
Less Unamortized Warrant expense		(208,289)
TOTAL STOCK HOLDER DEFICIT		(93,815)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$877,577

The accompanying notes are an integral part of these consolidated financial statements.

EXHIBIT A

THE ENLIGHTENED GOURMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
REVENUE:
Sales of Products	$468,545	$-	$607,922	$-
Less Discounts and Slotting Fees	(303,005)	-	(388,362)	-
NET REVENUE	$165,540	$-	$219,560	$-

COST OF SALES	323,412	-	505,382	-

GROSS MARGIN	(157,872)	-	(285,822)	-

EXPENSES:
Selling, General & Administrative	334,192	338,664	482,467	447,159
Interest	169,105	-	206,412	-
	503,297	338,664	688,879	447,159

(LOSS) BEFORE TAXES	(661,169)	(338,664)	(974,701)	(447,159)

INCOME TAX EXPENSE	-	-	-	-

NET INCOME (LOSS)	$(661,169)	$(338,664)	$(974,701)	$(447,159)

BASIC/DILUTED LOSS
PER SHARE	$(0.01)	-a-	$(0.01)	$(0.01)

Weighted Average Number of
Common Shares of Stock
Outstanding	76,661,500	72,850,000	76,583,334	70,124,167

-a- Less than $ (0.01) per share

The accompanying notes are an integral part of these consolidated financial statements.

EXHIBIT A

THE ENLIGHTENED GOURMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

For the Period January 1, 2006 to June 30, 2006

					Common
					Stock	Unamortized
	Common Stock		Paid In		Subscribed/	Warrant
	Shares	Amount	Capital	Deficit	Receivable	Expense	Total

Balance, December 31, 2005	76,192,500	$76,192	$1,467,715	$(1,106,013)	$ (14,900)	$ -	$422,994

Stock Subscription Received					15,000		15,000

100,000 shares issued pursuant
to stock subscribed	100,000	100			(100)		-

Common Stock Issued at
$0.15 per share issued pursuant
to private placements January 1,
2006 to March 31, 2006	369,000	369	54,981				55,350

397,334 Warrants Issued pursuant
to Stockholder Notes Payable
at a value of $0.0444 per warrant			17,647				17,647

Loss for 3 months ended
March 31, 2006	-	-	-	(313,532)	-	-	(313,532)

Balance, March 31, 2006	76,661,500	$76,661	$1,540,343	$(1,419,545)	$ -	$ -	$197,459

3,066,460 Warrants Issued
pursuant to Investment
Banking Agreement at a
value of $0.0417 per warrant			227,225			(227,225)

883,332 Warrants Issued pursuant
to Stockholder Notes Payable
at an average value
of $0.0434 per warrant			38,371				38,371

1,333,333 Warrants Issued
pursuant to Note Payable
at a value of $0.0745 per warrant			99,333				99,333

2,666,666 Warrants Issued
pursuant to Note Payable
at a value of $0.0749 per warrant			199,732				199,732

150,000 Warrants Issued to Vendor
at a value of $0.0572 per warrant			8,580				8,580

Amortization of Warrant Expense
Related to Investment Banking
Agreement						18,935	18,935

Employee Stock Option Expense			4,943				4,943

Loss for 3 months ended
June 30, 2006	-	-	-	(661,169)	-	-	(661,169)

Balance, June 30, 2006	76,661,500	$76,661	$2,118,527	$(2,080,714)	$ -	$(208,289)	$(93,815)

The accompanying notes are an integral part of these consolidated financial statements.

EXHIBIT A

THE ENLIGHTENED GOURMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Period January 1, 2006 to June 30, 2006

CASH FLOWS FROM
OPERATING ACTVIVITIES:
Net Loss	$(974,701)
Adjustments to reconcile net
loss to net cash provided by (used in)
operating activities:
Stock Compensation – Consulting Fees	18,935
Amortization of Debt Discount	191,148
Increase in Sales Allowances Taken	230,000
Issuance of warrant to vendor	8,580
Employee Stock Compensation	4,943
		(521,095)
Changes in current assets and
current liabilities:
Accounts Receivable	(302,776)
Inventory	(187,681)
Prepaid Expenses	110,000
Accounts Payable	246,995
Accrued Expenses	6,688
NET CASH USED IN
OPERATING ACTIVITIES		(647,869)

INVESTING ACTIVITIES
Equipment	(4,994)
NET CASH USED IN
INVESTING ACTIVITIES		(4,994)

CASH FLOWS FROM
FINANCING ACTIVITIES:
Proceeds from Loans	376,400
Proceeds from Stockholder Loans	457,123
Payment of Stockholder Loans	(318,938)
Sale of Common Stock & Warrants	70,350
NET CASH PROVIDED BY
FINANCING ACTIVITIES		584,935

NET DECREASE IN CASH		(67,928)

CASH, BEGINNING		94,134

CASH, ENDING		$26,206

Non-cash investing activities		-

Interest paid		$17,062

The accompanying notes are an integral part of these consolidated financial statements.

EXHIBIT A

THE ENLIGHTENED GOURMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Period January 1, 2006 to June 30, 2006

NOTE 1.

BASIS OF PRESENTATION

The accompanying unaudited interim condensed financial statements included herein have been prepared in accordance with the instructions to Form 10-QSB and Item 310 of Regulation SB of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although The Enlightened Gourmet, Inc. and Subsidiaries believes that the disclosures are adequate to make the information presented not misleading.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the fiscal year ended December 31, 2005 filed with the Security and Exchange Commission.

NOTE 2:

GENERAL ORGANIZATION AND BUSINESS:

The Enlightened Gourmet, Inc. (the Company), was organized in the State of Nevada on June 25, 2004.  On September 27, 2004, the Company acquired, via a tax free stock exchange with a wholly owned and newly formed subsidiary of the Company, all of the outstanding shares of Milt & Geno’s Frozen Desserts, Inc. (M & G’s).  The Company acquired M&G’s because it believed that M&G’s had certain formulas and recipes that would enhance the Company’s development.  Additionally, the Company acquired the brand name and tradedress, together with some limited inventory (less than $10,000) and certain liabilities related to M & G’s fat free ice cream product Absolutely Free™.  The transaction did not result in a business combination since M & G’s had no operations at the time.  The Company seeks to establish itself as a leading marketer and manufacturer of fat free foods.  The Company during the six months ended has developed several major customers and is shipping product to over 1,600 stores.  Its major activities consist of producing and selling product and expanding its existing sales base, therefore management has determined that it is no longer a development stage entity.

NOTE 3.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  However, the Company is presently still dependent upon additional capital in the form of either debt or equity to continue its operations and is in the process of continuing to raise such additional capital through private placements of securities.  This additional capital is necessary, since the Company’s working capital is presently insufficient to pay for the necessary ingredients and packaging, as well as production costs to manufacture the Company’s present and expected orders.  Compounding this problem, the Company presently does not have any sources of credit that it can access on a ready basis.  In addition to needing additional capital to maintain it operations, the Company also needs to raise capital to pay for the various shareholder notes that come due over the course of the next few months.

EXHIBIT A

THE ENLIGHTENED GOURMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Period January 1, 2006 to June 30, 2006

NOTE 4.

NOTES PAYABLE:

Stockholders:

A stockholder on December 21, 2005 made cash advances to the Company of $245,000 (the “December Promissory Note”) which is $5,000 less than its face value of $250,000, resulting in a discount.  The December Promissory Note does not accrue interest and is prepayable by the company without penalty at any time.  The borrowing was due and payable on April 1, 2006.  This December Promissory Note was refinanced with the stockholder under identical terms and conditions and the new maturity date was July 1, 2006 (the “April Promissory Note”).  The principal amount of the April Promissory Note ($245,000) was refinanced again on July 1, 2006.  However, this time the interest rate was increased to twelve percent (12%) from eight percent (8%) and the term of this note was for four months not three, and the new maturity date is November 1, 2006 (the “July Promissory Note”).  In consideration of refinancing the April Note the lender received 1,333,333 warrants exercisable at $0.15 per share.  Following a Black Scholes valuation model, the value of a warrant was $0.0472 which resulted in an additional debt discount and corresponding additional paid in capital of approximately $62,933.32.

Another stockholder on February 28, 2006 made cash advances to the Company of $94,000 (the “February Promissory Note”) which is $6,000 less than its face value of $100,000, resulting in a discount.  The February Promissory Note does not accrue interest and is prepayable by the company without penalty at any time.  The borrowing is due and payable on August 15, 2006.  In consideration of making the Promissory Note the lender received 266,667 warrants exercisable at $0.15 per share.  Following a Black Scholes valuation model, the value of a warrant was $0.0463 which resulted in an additional debt discount and corresponding additional paid in capital of approximately $11,893.

Another stockholder on March 10, 2006 made cash advances to the Company of $22,560 (the “March Promissory Note”) which is $1,440 less than its face value of $24,000, resulting in a discount.  The March Promissory Note does not accrue interest and is prepayable by the company without penalty at any time.  The borrowing is due and payable on August 15, 2006.  In consideration of making the Promissory Note the lender received 64,000 warrants exercisable at $0.15 per share.  Following a Black Scholes valuation model, the value of a warrant was $0.0436 which resulted in an additional debt discount and corresponding additional paid in capital of approximately $2,854.

Another stockholder on May 1, 2006 made cash advances to the Company of $23,875 (the Promissory Note) which is $1,125 less than its face value of $25,000 resulting in a discount.  The Promissory Note does not accrue interest and is prepayable by the company without penalty at any time.  The borrowing is due and payable on September 1, 2006.  In consideration of making the Promissory Note the lender received 83,333 warrants exercisable at $0.15 per share.  Following a Black Scholes valuation model, the value of a warrant was $0.0000 which resulted in an additional debt discount and corresponding additional paid in capital of approximately $3,600. The Promissory Note is secured by a priority interest in fifty percent of any new equity issued by the Company in excess of $350,000, which could accelerate payment of the liability

EXHIBIT A

THE ENLIGHTENED GOURMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Period January 1, 2006 to June 30, 2006

NOTE 4.

NOTES PAYABLE (CONTINUED):

Stockholders (Continued):

Another stockholder on April 27, 2006 made cash advances to the Company of $47,750 (the Promissory Note) which is $2,250 less than its face value of $50,000 resulting in a discount.  The Promissory Note does not accrue interest and is prepayable by the company without penalty at any time.  The borrowing is due and payable on July 31, 2006.  In consideration of making the Promissory Note the lender received 133,333 warrants exercisable at $0.15 per share.  Following a Black Scholes valuation model, the value of a warrant was $0.0000 which resulted in an additional debt discount and corresponding additional paid in capital of approximately $5,700.

The variables in all of the warrant calculations were (i) the number of days to maturity of the warrant, (ii) a risk free rate corresponding to the yield to maturity of a comparable maturity U. S. Treasury security and (iii) a common stock volatility of 50%.  The discounts are being accreted over the expected period that each promissory note is outstanding using the interest method.  $60,000 of debt discount was amortized and included in interest expense for the six months ended June 30, 2006.

The following summarizes the stockholders notes as of June 30, 2006:

Note maturing July 1, 2006	$250,000
Note maturing July 31, 2006	50,000
Note maturing August 15, 2006	100,000
Note maturing August 15, 2006	24,000
Note maturing September 21, 2006	25,000
Total value at maturity	449,000
Unamortized debt discount	(8,923)

$440,077

The J. Roebling Fund, LP:

On June 26, the Company entered into a senior secured debenture agreement with the J. Roebling Fund, LP (the “Fund”) for $400,000 (the “June Promissory Note”) to refinance its existing obligation with the Fund of $200,000 that was entered into on May 15, 2006 (the “May Promissory Note”) and receive an additional $200,000.  The cash advanced was reduced by $12,000 of prepaid interest, plus a credit for prepaid interest from the May Promissory Note, and a $12,000 commitment fee resulting in a discount to the Company of $24,000 resulting in a discounted value of the debenture of $376,000.  The maturity date of the June Promissory Note is September 26, 2006.

In consideration of entering into the May Promissory Note the lender received 1,333,333 warrants exercisable at $0.15 per share.  Additionally, in consideration of entering into the June Promissory Note, the lender received an additional 2,666,666 warrants.  Following a Black

EXHIBIT A

THE ENLIGHTENED GOURMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Period January 1, 2006 to June 30, 2006

NOTE 4.

NOTES PAYABLE (CONTINUED):

The J. Roebling Fund, LP (Continued):

Scholes valuation model, the value of a warrant issued in connection with the May Promissory Note was $0.0745 which will resulted in an additional debt expense over the term of the May Promissory Note and corresponding to additional paid in capital of approximately $99,333.  The value of the warrant issued in connection with the June Promissory Note was $0.0749 which will result in an additional debt expense over the term of the June Promissory Note and corresponding to additional paid in capital of approximately $199,732.

NOTE 5.

STOCK BASED COMPENSATION

The Company complies with SFAS No. 123R, “Share-Based Payment,” issued in December 2004. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25 (“APB No. 25”).  Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the fair value of those awards as of the vested date in the financial statements.  The effective date of SFAS No. 123R for the Company is the first quarter of 2006. SFAS No. 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method.  Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments vested after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R.  Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permit entities to restate financial statements of previous periods, either for all prior periods presented or to the beginning of the fiscal year in which the statement is adopted, based on previous pro forma disclosures made in accordance with SFAS No. 123.  Accordingly, the Company has adopted the modified prospective method of recognition, and has recognized the cost, if any, in its financial statements for the six months ended June 30, 2006 and for all future reporting periods.

The Company currently utilizes the Black-Scholes option pricing model to measure the fair value of stock options granted to employees.  While SFAS No. 123R permits entities to continue to use such a model, it also permits the use of a “lattice” model.  The Company expects to continue using the Black-Scholes option pricing model in connection with its adoption of SFAS No. 123R to measure the fair value of stock options.

EXHIBIT A

THE ENLIGHTENED GOURMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Period January 1, 2006 to June 30, 2006

NOTE 5.

STOCK BASED COMPENSATION (Continued)

A summary of the option awards under the Company’s 2004 Plan, as of June 30, 2006, and changes during the six month period then ended is presented below:

		Weighted
		Average
Stock Options	Shares	Exercise Price
Outstanding, beginning of the period	3,250,000	$0.123
Granted	-	-
Exercised	-	-
Forfeited	(1,000,000)	0.10

Outstanding, end of period	2,250,000	$0.133

Options vested at end of period	150,000	$0.10

At June 30, 2006, the average remaining term for outstanding stock options is 4.67 years.

A summary of the status of non-vested shares under the Company’s 2004 Plan as of June 30, 2006, and changes during the six month period then ended is presented below:

		Weighted
		Average
		Grant Date
Non-Vested Stock Options	Shares	Fair Value
Outstanding, beginning of the period	3,250,000	$0.069
Granted	-	-
Vested	150,000	0.056
Forfeited	(1,000,000)	0.056

Non-vested, end of period	2,100,000	$0.077

As of June 30, 2006, there was a total of $161,220 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2004 Plan.  That cost is expected to be recognized over a weighted-average period of 5 years.  The total fair value of shares vested during the six month period ended June 30, 2006 was $4,942.  Note that this disclosure is provided in the aggregate for all awards that vest based on service conditions.  There were no grants to officers, employees or directors during the periods of awards subject to performance vesting.

EXHIBIT A

THE ENLIGHTENED GOURMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Period January 1, 2006 to June 30, 2006

NOTE 6.

COMMON STOCK

From the six months ended June 30, 2006, the Company issued 469,000 shares of common stock in connection with a private placement offering.  The Company received $70,350 in gross proceeds from the offering and incurred no offering costs.

NOTE 7.

RELIANCE ON OFFICERS:

The Company presently has only 2 full time employees; the president and a vice-president of account sales.  These two individuals are presently the only persons who have the experience to develop and sell the Company’s products.  If they were no longer able or willing to function in that capacity the Company would be negatively affected.

NOTE 8.

RELATED PARTIES

Nutmeg Farms Ice Cream, LLC (Nutmeg)

Nutmeg manufactures and co-packs all of the Company’s ice cream cups and sundaes.  Nutmeg employs a director of the Company.  The Company made payments to Nutmeg for the six months ended June 30, 2006 of $7,148.  Additionally, since Nutmeg is only one of two of the Company’s manufacturers, and the only manufacturer presently co-packing its ice cream cups and sundaes, it could be at risk if Nutmeg were to stop producing Company product.

Major Customers

The Company has major customers that each respectfully account for 18%, 18%, 17%, 14%, and 12% of gross sales.

NOTE 9.

FINANCIAL ADVISORY AGREEMENT

The Company has entered into a financial advisory and investment banking agreement (the “Agreement”) to secure financing and provide general financial consulting services.  The company will pay $5,000 a month commencing with July 1, 2006 for period of twelve months.  Simultaneously, with the execution of this Agreement the Company issued warrants equal to 4% of the Company’s outstanding shares at the date of this Agreement (3,666,450 warrants) at an exercise price equal to the price that securities are to be sold by the Company in connection with a $2,250,000 offering proposed by the consultant.  Following a Black Scholes valuation model, the value of a warrant was $0.0436 which resulted in an additional debt discount and corresponding additional paid in capital of approximately $2,854, or aggregate amount of $227,224.  The Agreement calls for reimbursement of all out-of-pocket expenses, including legal expense of in conjunction for all services performed including the raise of capital. If the firm is successful in the offering it will receive an additional cash fee of 10% and a cash fee for unallocated expenses of 3% of the gross proceeds raised.  The firm will also receive warrants to equal to ten percent of the number of shares of Common Stock underlying the securities issued in the Placement.