Form 10QSB
period 2006-09-30
Enlightened Gourmet, Inc.
filed 2006-11-20
CIK 1342882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2006

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

As of September 30, 2006, 76,661,500 shares of the issuer's Common Stock were issued and outstanding.

ITEM 1.  FINANCIAL STATEMENTS

The Company’s financial statements for the quarter ended June 30, 2006, are attached as Exhibit A to this Quarterly Report.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

PLAN OF OPERATION

This Management’s Discussion and Analysis or Plan of Operations and other portions of this Quarterly Report contain forward-looking information that involves risks and uncertainties.  Our actual results could differ materially from those anticipated by the forward-looking information.  Factors that may cause such differences include, but are not limited to, availability and cost of financial resources, product demand, market acceptance as well as other factors, including those set forth in the Company’s Annual Report on Form 10-KSB.  This Plan of Operation should be read in conjunction with unaudited financial statements contained in Part I, Item 1, and the related notes included elsewhere in this Quarterly Report.

Overview

Since January 1, 2006, the Company’s major activities have been producing and selling product, as well as expanding its existing sales base.  Prior to January 1, 2006, the Company was a development stage company and recorded no revenues from sales.  Toward the end of the quarter ending March 31, 2006, as a result of the sales authorizations it previously obtained from approximately 1,500 supermarkets, the Company began shipping the initial orders it received from some of these stores.  Sales have continued to increase since the products introduction in March, as consumers became aware of the Company’s products primarily due to the Company’s marketing programs including advertisements, in store demonstrations and price promotions.  Presently the Company’s products are for sale in over 1,750 stores and the Company has received repeat orders from each of these supermarket chains.

Results of Operations.

During the third quarter, the Company recorded gross sales of $447,998, compared to $468,545 and $139,377 in the 2nd and 1st quarters of the year respectively.  This minor decline in revenue was attributable to two principal reasons.  First, due to continuing cash flow considerations, the Company was unable to manufacture and maintain sufficient inventories to meet all of its orders.  Consequently, the Company shorted several orders during the quarter, which adversely effected sales.  Additionally, sales declined marginally in the 3rd quarter compared to the 2nd quarter as a result of seasonal buying patterns, as buyers reduced orders as the peak summer ice cream selling season started to come to an end.  The Company expects sales to stabilize around this present rate, or increase marginally, until such time as it can add new stores in the spring.  Year-to-date gross sales were $1,055,920.  There are no sales comparisons to the past year periods, because prior to January 1, 2006, the Company was  development stage company and accordingly, recorded no sales.

The Company has recorded gross sales of $173,749 for the first four weeks of the 4th quarter which is equivalent to a quarterly run rate in excess of $500,000.  The Company is promoting its products aggressively, and will continue to do so through the end of the fourth quarter, offering discounted pricing to retailers, coupons and in-store demonstrations to increase customer awareness of its products.  The Company continues to receive positive feedback from brokers and store representatives, as well as customers that its products are being well received in the marketplace.  Accordingly, because the Company believes that it offers an alternative ice cream without fat, lactose or added sugar while maintaining the taste and texture of full fatted premium ice cream with fewer calories compared to its competition, the best way for it to gain market share is to encourage consumers to try its products.

The accompanying notes are an integral part of these consolidated financial statements.

Consumers continued to become more aware of the Company’s products and the Company’s sales were positively affected as a result of its marketing and promotional efforts.  This is reflected in an increase in the number of cases sold per week in many stores.  Additionally, based upon independently prepared sales information provided to the Company, two of the Company’s ice cream bars ranked in the top quartile of all ice cream novelties sold in several major chains in the northeast representing approximately 550 stores.  Lastly, the Company’s products were selected by Frozen Food Age, an industry trade publication, in conjunction with Good Housekeeping magazine, as one of the Top Ten Best New Regional Products for 2006.

Presently, almost all of the Company’s sales have been to supermarkets.  While the Company has entered into several agreements with distributors to sell its impulse, or single serve items, the Company has recorded minimal sales from this part of its business.  The Company believes this is a result of marketing its products to this class of trade too late in the season.  Consequently, distributors were reluctant to take on and promote the Company’s impulse items once their product lineup was already established for the summer.  Going forward, the Company plans to hire additional sales personnel to focus primarily on this part of its business, which is different from its supermarket business.  The Company continues to believe that sales of impulse items could be a significant source of future revenue.

The Company has no manufacturing facilities of its own, and relies on third party vendors, or co-packers, to manufacture its products.  Unlike traditional co-packing arrangements were the co-packer is responsible for purchasing all of the raw materials to manufacture the items, and then selling the completed product back to the marketing company at a profit to reflect its manufacturing costs, the Company is responsible for purchasing and maintaining the inventory of all of the necessary ingredients and packaging and then paying a separate fee to the co-packer to manufacture its products.  While the traditional method would be more efficient and effective for the Company, because the Company would not be responsible for purchasing and maintaining inventories of raw materials, the uniqueness of the Company’s products, coupled with the start-up nature of the Company, precluded any co-packer from entering into such an arrangement at this time.

The Company presently manufacturers it products at two co-packing facilities and presently has no long term agreement to manufacture its products with either co-packer.  To the extent that either co-packer was unable to manufacture the Company’s products going forward, or produce amounts that are insufficient to meet its orders, the Company would not be able to fill all of its orders and the Company could be adversely impacted if this were to happen.  The Company has had discussions with each of its co-packers to determine the likelihood that each co-packer can continue to meet the Company’s growing need for increased production.  Each co-packer has assured the Company that so long as the Company can continue to pay for such production in a timely basis, it has sufficient capacity to meet needs of the Company through the end of 2006 and into 2007.  The Company anticipates the need to enter into a long term production agreements once it can reasonably determine its sales for the next twelve months.  Additionally, the Company believes that until the Company is more stable financially, co-packers will not be willing to enter into a long term agreement since they cannot be reasonably assured the Company will be able to pay for such production.

More than ninety-eight percent of all of the Company’s sales have been from its ice cream bars and ice cream cups.  This is due primarily to the previously disclosed manufacturing problems associated with the Company’s ice cream sandwiches.  While the Company believes it has rectified the production problems associated with its ice cream sandwiches, the Company is not satisfied with the taste and texture of the wafer that makes up a significant portion of the sandwich.  The problem is such because all of the Company’s products are “fat free,” and the lack of any fat in the wafer adversely effects the wafer’s texture after a period of time.  The Company is unwilling to add any fat to the wafer to resolve this problem, because it believes it will send a mixed message to the consumer that some products are “fat free,” while others are “low fat.”  Therefore, the Company is considering dropping its line of ice cream sandwiches.  However, the Company believes it can still be profitable in the long run by focusing on its ice cream bar product line, where it has more variety than its competition.  Additionally, the Company is contemplating adding several new flavors to broaden its product line and appeal to an even greater market.

The Company incurred a net loss of $600,619 for the three-month period ended September 30, 2006, compared to a loss of $73,878 for the comparable period in 2005 when the Company was a development stage company.  Additionally, the Company incurred a net loss of $1,575,320 for the nine month period ended September 30, 2006, compared to a net loss of $521,037 for the comparable 9 moth period of 2005.  While the Company generated gross sales of $447,998 during the current quarter and $1,055,920 for the nine month period, the supermarkets deducted approximately $171,283, or 38% of sales in the current quarter and $559,645, 53% of sales, for the nine month period to pay for slotting charges, promotional fees and payment discounts.  Accordingly, the Company recorded only $276,715 and $496,275 respectively in net revenue for the current quarter and the nine month period.  Slotting charges are one time payments made to retail outlets to access their shelf space.  These fees are common in most segments of the food industry and vary from chain to chain.  The Company anticipates that until the rollout of its products to these initial stores is completed, sometime during the fourth quarter of calendar year 2006, slotting expenses and discounts will continue to offset a portion of sales revenue, but considerably less than what has been deducted to date.  Presently, the Company has its products for sale in approximately 1,750 supermarkets.  As of September 30, 2006, it has paid all of the slotting charges and discounts associated with approximately 1,350 of these 1,750 stores.  Approximately $300,000 will be deducted from future invoices from these remaining 400 stores to pay the slotting expenses associated with the stores that the Company presently has its products in.  Once these deductions have been made, the Company will have paid all of the slotting expenses incurred in connection with all of the stores it currently has product for sale in.  Only then will it receive full payment, less any payment discounts or promotional deductions for sales made to these stores.  Once this happens, the Company expects that its cash flow will improve dramatically.  However, to the extent that the Company receives any new store authorizations, or receives an order from an authorized store that it has not yet received an order from, additional slotting expenses will most likely be charged by these new stores.

The $600,619 loss for the current quarter was primarily a result of (i) one time slotting fees and discounts, (ii) the Company’s cost of goods sold being greater than expected, and (iii) finance charges and interest expense as a result of borrowings undertaken by the Company during the quarter and (iv) selling, general and administrative expenses.  The $1,575,320 loss for the nine month period was attributable to the same reasons as the current quarter’s loss.  Supermarkets deducted $171,283, or 38% of sales in the current quarter and $559,645, 53% of sales, for the nine month period to pay for slotting charges, promotional fees and payment discounts.  The Company’s cost of goods sold, $407,103 and $912,485, for the current quarter and for the nine month period respectively was greater than expected, and its gross margin correspondingly lower, primarily due to the fact that the Company has not been able to generate any buying power for ingredients and packaging due to its lack of capital.  The Company believes it will be able to lower the cost of its ingredients and packaging once it can purchase these items in greater quantity.  The cost of goods sold for the nine month period was also greater due to production problems experienced during the start up of the manufacturing process due to the unfamiliarity of working with the Company’s product; which is different from working with a full fatted ice cream.  The Company has rectified the problems associated with producing its products.  The Company incurred significant finance and interest charges during both the current quarter, as well as the nine month period as it borrowed money to maintain its operations.  The Company believes that as its sales increase, and the payments for slotting are eventually paid off, the Company’s working capital will improve as a direct result of the reduction in slotting expenses.  Additionally, the Company expects that it will be able to purchase its raw materials, including packaging and ingredients, in sufficient volume to obtain discounts from what it has paid for these materials to date.

The Company’s selling, general and administrative expenses equaled $154,233 for the quarter.  Of this amount, $15,124 represent professional fees including legal, accounting and various consulting fees.  $62,004 represented sales and distribution expenses including brokerage commissions, cold storage and freight charges to deliver the company’s products from both its co-packers, as well as to its clients.  $10,801 represented salaries and benefits.  $15,274 was related to travel and entertainment expenses during the quarter primarily for the costs incurred in attending various sales meetings, trade conferences and making sales calls to the Company’s customers.  The balance was expended on related overhead.  The Company incurred significant finance and interest charges of $315,998 during the current quarter of related to all of its borrowings.  $24,986 represented interest charges and $291,012 represented non cash interest costs associated with the value of the warrants issued to lenders as additional compensation to the lenders for providing the loans to the Company.  The value of these warrants is considered to be additional interest, and therefore is included in the Company’s interest expense even though it is a non cash transaction.

The Company’s products are currently authorized and for sale in approximately 1,750 supermarkets.  However, because of the late start in the Company’s impulse business, the Company’s impulse products are not in as many stores as was originally projected.  Therefore, sales of impulse items for the year will be less than what the Company anticipated.  Additionally, because the Company has had insufficient capital, it presently does not have in place the corporate infrastructure to manage its anticipated growth.  When it is economically feasible, the Company plans to hire one accounting person to handle its invoicing, accounts payable and accounts receivable and be responsible for maintaining the Company’s financial books and records.  Additionally, the Company intends to hire a quality assurance person to work with the Company’s co-packers and handle the logistic of ordering packaging and ingredients, as well as shipping finished product to the various distributors.  Lastly, the Company anticipates hiring one or two additional sales people to manage the Company’s sales efficiently and more effectively.

Demand for the Company’ products continues to be greater than what the Company anticipated, as evidenced by the number of stores it has product available for sale in.  However, the Company’s sales have been constrained by its lack of capital.  Accordingly, the Company believes its sales have been diminished by its lack of capital which adversely affected its ability to manufacture its products.  This is due to the fact that at various times during the quarter the Company did not have sufficient money to pay for ingredients and / or production time.  While several of the Company’s vendors have been willing to extend greater credit and lengthen payment terms, other have not due to the start up nature of the Company.  Therefore, the Company did not always have sufficient product on hand to deliver all of its customers’ orders when requested.  Additionally, while diminished from the problems experienced in previous quarters this year, the Company is still incurring problems generally associated with start up companies experiencing rapid growth, as well as having insufficient cash to be able to manage properly its inventories of raw materials and finished product.  However, the Company believes that with its most recent financing, coupled with an improvement in the Company’s cash flow as a result of diminished slotting payments, these problems will be reduced significantly.

The Company expects to begin receiving initial orders for its products that were developed for schools during the first quarter of 2007.  The Company believes that it is the only company to market ice cream novelties that are fat free, lactose free and have no added sugar to the institutional food service market serving schools.  The Company has presented its products at several major food service shows focusing on the educational food service market, and its products have been well received by school dieticians and food brokers alike.  As recently reported in the media, schools are under increasing pressure to remove “junk food” from school cafeterias and replace it with foods that have less fat, sugar and salt, as well as providing smaller portions.  Accordingly, the Company believes that given the number of lunches served every school day, coupled with the focus on childhood obesity and ridding school lunches of foods high in fat, sugar and salt, educational food service will be a large and growing market of business for the Company.

Liquidity and Capital Resources.

For the quarter ended September 30, 2006, the Company recorded a net loss of $600,619.  For the nine month period the Company’s loss was $1,575,320.  During the past quarter, the Company did not raise any capital from the sale of any common stock.  The Company however increased its accounts payable by $191,694 during the quarter from $311,357 at June 30, 2006 to $503,051 at September 30, 2006.  The Company’s short term borrowings also increased by $252,238, including $49,936 as a result of a cash  overdraft, to $868,582.  The majority of the increase in short-term debt occurred as a result of the accruals in the debt discount associated with each of the Company’s short-term borrowings.  Other than as outlined above, the Company did not take on any additional debt.  However, the Company did refinance and rollover three existing stockholder loans totaling $324,000 that came due throughout the quarter.  Each of these loans now comes due on December 1, 2006 and accrues interest at the rate of 12% per annum.  The Company is also working to document the refinancing of its other two remaining stockholder loans totaling $125,000 under similar terms.  When documented the terms and conditions of these refinancings will be effective as of the date that the loan came due.  The Company issued 1,728,000 two year warrants to purchase shares of the Company’s common stock at an exercise price of $0.15 per share as additional compensation for refinancing the loans, and has reserved an additional 666,666 of identical warrants, for a total of 2,394,666.  Each lender received its pro rata share of these warrants.

The Company did not pay, and is presently in technical default on the $400,000 loan to the J. Roebling Fund.  The Note came due on September 26, 2006.  The lender of this note has demanded payment on this Note which, as of September 26, 2006, accrues interest at the annual rate of 18%.  The Company is presently working towards completing a financing to repay this Note.  Other than accruing interest at a greater rate interest, the Company did not pay any additional compensation to this lender.  However, the Company is still dependent upon additional capital, either debt or equity, to repay its remaining indebtedness, as well as have sufficient capital to manufacture and sell its products.

Other than the typical 30 day grace period for paying vendors, the Company presently has no bank credit lines that it may rely on to fund working capital.  However, many of the Company’s vendors have been willing to lengthen payment terms and generally accommodate the Company’s needs, based upon the fact that Company’s sales are increasing and that it is perhaps in their best interest to work with the Company during this period where free cash is tight.  Additionally, certain vendors have entered into agreements to accept warrants to purchase shares of the Company’s common stock in exchange for extending additional credit to the Company and more favorable credit terms.  The Company’s President has deferred his salary, and certain consultants and employees have also deferred some or all of their compensation during the quarter.  The net effect of these accommodations has been to continue to allow the Company to manufacture product and to deliver most of its orders in a timely basis.  This has allowed the Company to grow its market share and gain favor with both the supermarkets and consumers of its products.

The Company increased it accounts payable by $191,694 to $503,051 from $311,357 and its accrued expenses declined by $832 to $42,859.  The Company’s short term indebtedness increased to $818,646 from $616,344 principally as a result of the amortization of the debt discount associated with the Company’s existing short term borrowings.  Therefore, the Company’s liabilities increased by $443,100 from $971,392 to $1,414,492.  The Company’s assets declined slightly from $877,577 to $816,303.  The Company’s accounts receivable, net of any slotting reserves, increased by $52,367 from $72,776 to $125,143.  The Company’s inventories declined $86,185 from $435,324 to $349,139 primarily due to a decrease in raw materials inventory.  The Company had previously purchased sufficient quantities so as not to run short of any materials during production.  Prepaid expenses declined by $1,250.

While the Company’s products are being accepted in the stores, and it is receiving repeat orders from all of its customers, the Company is still dependent upon additional capital in the near term in the form of either debt or equity to continue its operations.  This is necessary, since the Company’s working capital is presently insufficient to pay for the necessary ingredients and packaging, as well as production costs to manufacture the Company’s expected orders, as well as to pay down its accounts payable and existing indebtedness.  While the financing that the Company is working on will help stabilize the Company’s finances in the near term, it will still be dependent upon additional capital to insure its long term financial stability.  Compounding the Company’s liquidity problem, the Company presently does not have any sources of credit that it can access on a ready basis.  The Company requires additional capital in order to (i) purchase additional raw materials, including ingredients and packaging, as well as pay the cost of manufacturing its products all in a timely basis; (ii) pay advertising costs and other marketing expenses to promote the sale of its products; (iii) finish paying its slotting fees; (iv) repay its existing indebtedness including its accounts payable and (v) increase its corporate infrastructure.  The Company is presently working towards completing a financing which will provide the Company between $1,000,000 and $2,000,000 of additional capital; however, no assurances can be given that this financing or any other financing will be completed or if completed, on favorable terms to the Company.  To the extent that the Company is unable to receive such funding on a timely basis, the Company’s ability to continue to pay its existing obligations, as well as enter new markets or to exploit existing markets may be delayed or potentially lost and management’s revenue projections will not be met.  Additionally, it’s possible that the Company’s reputation may be damaged if it is not able to deliver its products to the supermarkets from which it has received orders.

PART III – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company’s indebtedness to the J. Roebling Fund LP in the principal amount of $400,000 is in technical default as it was not paid by September 26, 2006, at which time the annual interest rate was increased to 18% per annum.  The Company expects the proceeds of a private offering of debentures to pay off this obligation.

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

THE ENLIGHTENED GOURMET, INC.

By:  S/ALEXANDER L. BOZZI, III

November 20, 2006

Alexander L. Bozzi, III, President

(Principal Executive Officer)

THE ENLIGHTENED GOURMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2006

ASSETS

CURRENT ASSETS:
Cash and Cash Equivalents		$-
Accounts Receivable	$ 246,495
Less Allowance for Discounts	121,352	125,143
Inventory
Finished Goods	$ 129,954
Raw materials	219,185	349,139
Prepaid Expenses		15,000
TOTAL CURRENT ASSETS		$489,282

EQUIPMENT, net		77,021

INTANGIBLE ASSETS		250,000

TOTAL ASSETS		$816,303

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Cash Overdraft		$49,936
Accounts payable		503,051
Accrued expenses		42,859
Notes Payable
Stockholders	$ 418,646
J. Roebling Fund	400,000	818,646
TOTAL CURRENT LIABILITIES		1,414,492

STOCKHOLDERS’ DEFICIT:
Common stock, par value $0.001, 150,000,000
authorized, 76,661,500 issued and outstanding		76,661
Additional Paid in Capital		2,006,483
Accumulated Deficit		(2,681,333)
TOTAL STOCK HOLDER DEFICIT		(598,189)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$816,303

The accompanying notes are an integral part of these consolidated financial statements.

EXHIBIT A

THE ENLIGHTENED GOURMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended			Nine Months Ended
	Sept. 30, 2006		Sept, 30, 2005	Sept. 30, 2006	Sept. 30, 2005
REVENUE:
Sales of Products	$447,998		$-	$1,055,920	$-
Less Discounts and Slotting Fees	(171,283)		-	(559,645)	-
NET REVENUE	$276,715		$-	$496,275	$-

COST OF SALES	407,103		-	912,485	-

GROSS MARGIN	(130,388)		-	(416,210)	-

EXPENSES:
Selling, General & Administrative	154,233		73,878	636,700	521,037
Interest	315,998		-	522,410	-
	470,231		73,878	1,159,110	521,037

(LOSS) BEFORE TAXES	(600,619)		(73,878)	(1,575,320)	(521,037)

INCOME TAX EXPENSE	-		-	-	-

NET INCOME (LOSS)	$(600,619)		$(73,878)	$(1,575,320)	$(521,037)

BASIC/DILUTED LOSS
PER SHARE	$(0.01)	$	-a-	$(0.02)	$(0.01)

Weighted Average Number of
Common Shares of Stock
Outstanding	76,661,500		72,850,000	76,609,396	72,003,684

-a- Less than $ (0.01) per share

The accompanying notes are an integral part of these consolidated financial statements.

EXHIBIT A

THE ENLIGHTENED GOURMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

For the Period January 1, 2006 to September 30, 2006

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

EXHIBIT A

THE ENLIGHTENED GOURMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

CONTINUED

For the Period January 1, 2006 to September 30, 2006

					Common
					Stock	Unamortized
	Common Stock		Paid In		Subscribed/	Warrant
	Shares	Amount	Capital	Deficit	Receivable	Expense	Total

Balance, June 30, 2006	76,661,500	$76,661	$2,118,527	$(2,080,714)	$ -	$ (208,289)	$(93,815)

2,394,666 Warrants Issued
pursuant to refinancings of
Stockholder Notes Payable
at exercise price of $0.15/share			112,710				112,710

Expiration of Warrants issued
Pursuant to Investment
Banking Agreement			(227,225)			227,225

Reversal of amortization of
Warrant expense related to
Termination of Investment
Banking Agreement						(18,936)	(18,936)

Employee stock compensation
expense			2,471				2,471

Loss for 3 months ended
September 30, 2006	-	-	-	(600,619)	-	-	(600,619)

Balance, September 30, 2006	76,661,500	$76,661	$2,006,483	$(2,681,333)	$ -	$ -	$598,189

The accompanying notes are an integral part of these consolidated financial statements.

EXHIBIT A

THE ENLIGHTENED GOURMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Period January 1, 2006 to September 30, 2006

CASH FLOWS FROM
OPERATING ACTIVITIES:
Net Loss	$(1,575,320)
Adjustments to reconcile net
loss to net cash provided by (used in)
operating activities:
Stock Compensation – Consulting Fees	7,538
Amortization of Debt Discount	506,706
Increase in Sales Allowances Taken	121,352
Issuance of warrant to vendor	8,580
	(931,144)
Changes in current assets and
current liabilities:
Accounts Receivable	(246,495)
Inventory	(101,496)
Prepaid Expenses	115,000
Cash Overdraft	45,917
Accounts Payable	438,688
Accrued Expenses	5,856
NET CASH USED IN
OPERATING ACTIVITIES		(673,674)

INVESTING ACTIVITIES
Equipment	(4,995)
NET CASH USED IN
INVESTING ACTIVITIES		(4,995)

CASH FLOWS FROM
FINANCING ACTIVITIES:
Proceeds from J. Roebling Debenture	376,000
Proceeds from Stockholder Loans	212,123
Payment of Stockholder Loans	(73,938)
Sale of Common Stock & Warrants	70,350
NET CASH PROVIDED BY
FINANCING ACTIVITIES		584,535

NET DECREASE IN CASH		(94,134)

CASH, BEGINNING		94,134

CASH, ENDING		$-

Non-cash investing activities		-

Interest paid		$1,062

The accompanying notes are an integral part of these consolidated financial statements.

EXHIBIT A

THE ENLIGHTENED GOURMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Period January 1, 2006 to September 30, 2006

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

NOTE 2:

GENERAL ORGANIZATION AND BUSINESS:

The Enlightened Gourmet, Inc. (the Company), was organized in the State of Nevada on June 25, 2004.  On September 27, 2004, the Company acquired, via a tax free stock exchange with a wholly owned and newly formed subsidiary of the Company, all of the outstanding shares of Milt & Geno’s Frozen Desserts, Inc. (M & G’s).  The Company acquired M&G’s because it believed that M&G’s had certain formulas and recipes that would enhance the Company’s development.  Additionally, the Company acquired the brand name and tradedress, together with some limited inventory (less than $10,000) and certain liabilities related to M & G’s fat free ice cream product Absolutely Free™.  The transaction did not result in a business combination since M & G’s had no operations at the time.  The Company seeks to establish itself as a leading marketer and manufacturer of fat free foods.  The Company during the nine months ended have developed several major customers and is shipping product to over 1,750 stores.  Its major activities consist of producing and selling product and expanding its existing sales base, therefore management has determined that it is no longer a development stage entity.

NOTE 3.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  However, the Company is presently still dependent upon additional capital in the form of either debt or equity to continue its operations and is in the process of continuing to raise such additional capital through private placements of securities.  This additional capital is necessary, since the Company’s working capital is presently insufficient to pay for the necessary ingredients and packaging, as well as production costs to manufacture the Company’s present and expected orders.  Compounding this problem, the Company presently does not have any sources of credit that it can access on a ready basis.  In addition to needing additional capital to maintain it operations, the Company also needs to raise capital to pay for the various shareholder notes that come due over the course of the next few months.  (See Note 10)

The accompanying notes are an integral part of these consolidated financial statements.

EXHIBIT A

NOTE 4.

NOTES PAYABLE:

Stockholders:

(a) A stockholder on December 21, 2005 made cash advances to the Company of $245,000 (the “December Promissory Note”) which is $5,000 less than its face value of $250,000, resulting in a discount.  The December Promissory Note did not accrue interest and is prepayable by the company without penalty at any time.  The borrowing was due and payable on April 1, 2006.  This December Promissory Note was refinanced with the stockholder under identical terms and conditions and the new maturity date was July 1, 2006 (the “April Promissory Note”).  The face value of the April Promissory Note ($250,000) was refinanced again on July 1, 2006 with a new maturity date of December 1, 2006; and a stated interest rate of twelve percent (12%). In consideration of refinancing the April Promissory Note the lender received 1,333,333 warrants exercisable at $0.15 per share.  Following a Black Scholes valuation model, the value of a warrant was $0.0472 which resulted in an additional debt discount and corresponding additional paid in capital of approximately $62,933 of which $45,297 has been amortized through September 30, 2006.

(b) Another stockholder on February 28, 2006 made cash advances to the Company of $94,000 (the “February Promissory Note”) which is $6,000 less than its face value of $100,000, resulting in a discount.  The February Promissory Note did not accrue interest.  The borrowing was due and payable on August 15, 2006.  In consideration of making the February Promissory Note the lender received 266,667 warrants exercisable at $0.15 per share.  Following a Black Scholes valuation model, the value of a warrant was $0.0463 which resulted in an additional debt discount and corresponding additional paid in capital of approximately $11,893 which has been fully amortized as of September 30, 2006.  The face value of the February Promissory Note ($100,000) was refinanced with the same stockholder with a new maturity date of December 1, 2006 and a stated interest rate of twelve percent (12%).  In consideration of refinancing the February Promissory Note the lender received 533,333 warrants exercisable at $0.15 per share.  Following a Black Scholes valuation model, the value of a warrant was $0.0469 which resulted in an additional debt discount and corresponding additional paid in capital of approximately $25,013 of which $9,874 has been amortized through September 30, 2006.

(c) Another stockholder on March 10, 2006 made cash advances to the Company of $22,560 (the “March Promissory Note”) which is $1,440 less than its face value of $24,000, resulting in a discount.  The March Promissory Note did not accrue interest.  The borrowing was due and payable on August 15, 2006.  In consideration of making the Promissory Note the lender received 64,000 warrants exercisable at $0.15 per share.  Following a Black Scholes valuation model, the value of a warrant was $0.0436 which resulted in an additional debt discount and corresponding additional paid in capital of approximately $2,854 which has been fully amortized as of September 30, 2006.  The face value of the March Promissory Note ($24,000) was refinanced with the same stockholder with a new maturity date of December 1, 2006; and a stated interest rate of twelve percent (12%).  In consideration of refinancing the March Promissory Note the lender received 128,000 warrants exercisable at $0.15 per share.  Following a Black Scholes valuation model, the value of a warrant was $0.0469 which resulted in an additional debt discount and corresponding additional paid in capital of approximately $6,003 of which $2,370 has been amortized through September 30, 2006.

The accompanying notes are an integral part of these consolidated financial statements.

EXHIBIT A

(d) Another stockholder on May 1, 2006 made cash advances to the Company of $23,875 (the “May Promissory Note”) which is $1,125 less than its face value of $25,000 resulting in a discount.  The May Promissory Note did not accrue interest.  The borrowing was due and payable on September 1, 2006.  In consideration of making the Promissory Note the lender received 83,333 warrants exercisable at $0.15 per share.  Following a Black Scholes valuation model, the value of a warrant was $0.0467 which resulted in an additional debt discount and corresponding additional paid in capital of approximately $3,600 which has been fully amortized as of September 30, 2006.  The face value of the May Promissory Note ($25,000) was refinanced with the same stockholder with a new maturity date of December 1, 2006: and a stated interest rate of twelve percent (12%).  In consideration of refinancing the May Promissory Note the lender received 133,333 warrants exercisable at $0.15 per share.  Following a Black Scholes valuation model, the value of a warrant was $0.0467 which resulted in an additional debt discount and corresponding additional paid in capital of approximately $6,227 of which $1,888 has been amortized through September 30, 2006.

(e) Another stockholder on April 27, 2006 made cash advances to the Company of $47,750 (the “April Promissory Note”) which is $2,250 less than its face value of $50,000 resulting in a discount.  The April Promissory Note did not accrue interest.  The borrowing was due and payable on July 31, 2006.  In consideration of making the April Promissory Note the lender received 133,333 warrants exercisable at $0.15 per share.  Following a Black Scholes valuation model, the value of a warrant was $0.046 which resulted in an additional debt discount and corresponding additional paid in capital of approximately $5,700 which has been fully amortized as of September 30, 2006.  The face value of the April Promissory Note ($50,000) was refinanced with the same stockholder with a new maturity date of December 1, 2006; and a stated interest rate of twelve percent (12%).  In consideration of refinancing the April Promissory Note the lender received 266,667 warrants exercisable at $0.15 per share.  Following a Black Scholes valuation model, the value of a warrant was $0.047 which resulted in an additional debt discount and corresponding additional paid in capital of approximately $12,533 of which $5,837 has been amortized through September 30, 2006.

The following summarizes the stockholders notes as of September 30, 2006:

(a)	Note maturing December 1, 2006	$250,000
(b)	Note maturing December 1, 2006	100,000
(c)	Note maturing December 1, 2006	24,000
(d)	Note maturing December 1, 2006	25,000
(e)	Note maturing December 1, 2006	50,000
	Total face value at maturity	449,000
	Accrued interest due at maturity	17,090
	Total value at maturity	466,090
	Unamortized debt discount	(47,444)

		$418,646

The accompanying notes are an integral part of these consolidated financial statements.

EXHIBIT A

The J. Roebling Fund, LP:

On June 26, 2006, the Company entered into a senior secured debenture agreement with the J. Roebling Fund, LP (the “Fund”) for $400,000 (the “June Promissory Note”) to refinance its existing obligation with the Fund of $200,000 that was entered into on May 15, 2006 (the “May Promissory Note”) and receive an additional $200,000.  The cash advanced was reduced by $12,000 of prepaid interest, plus a credit for prepaid interest from the May Promissory Note, and a $12,000 commitment fee resulting in a discount to the Company of $24,000 resulting in net proceeds of $376,000.  The maturity date of the June Promissory Note was September 26, 2006.

In consideration of entering into the May Promissory Note the lender received 1,333,333 warrants exercisable at $0.15 per share.  Additionally, in consideration of entering into the June Promissory Note, the lender received an additional 2,666,666 warrants.  Following a Black Scholes valuation model, the value of a warrant issued in connection with the May Promissory Note was $0.0745 which resulted in an additional debt expense over the term of the May Promissory Note and corresponding to additional paid in capital of approximately $99,333.  The value of the warrant issued in connection with the June Promissory Note was $0.0749 which resulted in an additional debt expense over the term of the June Promissory Note and corresponding to additional paid in capital of approximately $199,732 which was fully amortized at September 30, 2006.  The June Promissory Note is in technical default as it was not paid by September 26, 2006, at which time the annual interest rate was increased to 18% per annum.  The company expects the proceeds of a private offering of debentures to pay off this obligation (see Note 10).

The variables in all of the warrant calculations were (i) the number of days to maturity of the warrant, (ii) a risk free rate corresponding to the yield to maturity of a comparable maturity U. S. Treasury security and (iii) a common stock volatility of 50%.  The discounts are being accreted over the expected period that each promissory note is outstanding using the interest method.  Approximately all interest expense for the nine months ended September 30, 2006 represents amortization of debt discount.

The accompanying notes are an integral part of these consolidated financial statements.

EXHIBIT A

NOTE 5.

STOCK BASED COMPENSATION

The Company complies with SFAS No. 123R, “Share-Based Payment,” issued in December 2004. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25 (“APB No. 25”).  Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the fair value of those awards as of the vested date in the financial statements.  The effective date of SFAS No. 123R for the Company is the first quarter of 2006. SFAS No. 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method.  Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments vested after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R.  Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permit entities to restate financial statements of previous periods, either for all prior periods presented or to the beginning of the fiscal year in which the statement is adopted, based on previous pro forma disclosures made in accordance with SFAS No. 123.  Accordingly, the Company has adopted the modified prospective method of recognition, and has recognized the cost, if any, in its financial statements for the nine months ended September 30, 2006 and for all future reporting periods.

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

A summary of the option awards under the Company’s 2004 Plan as of September 30, 2006 and changes during the nine month period then ended is presented below:

		Weighted
		Average
		Stock
Stock Options	Shares	Price
Outstanding, beginning of period	3,250,000	$0.123
Granted
Exercised
Forfeited	(1,000,000)	$0.10

Outstanding at end of period	2,250,000	$0.133

Options vested at end of period	225,000	$0.10

At September 30, 2006, the average remaining term for outstanding stock options is 3.68 years.

A summary of the status of non-vested shares under the Company’s 2004 Plan as of September 30, 2006, and changes during the nine month period then ended is presented below:

The accompanying notes are an integral part of these consolidated financial statements.

EXHIBIT A

		Weighted
		Average
		Stock
Stock Options	Shares	Price
Non-vested, beginning of period	3,250,000	$0.069
Granted
Vested	225,000	$0.056
Forfeited	(1,000,000)	$0.056

Non-vested, at end of period	2,025,000	$0.077

As of September 30, 2006, there was a total of $ 155,925 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2004 Plan.  That cost is expected to be recognized over a weighted-average period of 5 years.  The total fair value of shares vested during the nine month period ended September 30, 2006 was $7,413.  This disclosure is provided in the aggregate for all awards that vest based on service conditions. There were no grants to officers, employees or directors during the periods of awards subject to performance vesting.

NOTE 6.

COMMON STOCK

During the nine months ended September 30, 2006, the Company issued 469,000 shares of common stock in connection with a private placement offering.  The Company received $ 70,350 in gross proceeds from the offering and incurred no offering costs.

NOTE 7.

RELIANCE ON OFFICERS:

The Company presently has only 2 full time employees; the president and a vice-president of account sales.  These two individuals are presently the only persons who have the experience to develop and sell the Company’s products.  If they were no longer able or willing to function in that capacity the Company would be negatively affected.

NOTE 8.

RELATED PARTIES

Nutmeg Farms Ice Cream, LLC (Nutmeg)

Nutmeg manufactures and co-packs all of the Company’s ice cream cups and sundaes.  Nutmeg employs a director of the Company.  The Company incurred costs and made payments to Nutmeg for the nine months ended September 30, 2006 in the amount of $7,149.00.  Additionally, since Nutmeg is only one of two of the Company’s manufacturers, and the only manufacturer presently co-packing its ice cream cups and sundaes, it could be at risk if Nutmeg were to stop producing Company product.

Major Customers

The accompanying notes are an integral part of these consolidated financial statements.

EXHIBIT A

The Company has one major customer that accounts for approximately 33%, and three customers that account each for between 12 % and 15% of gross sales.  Additionally, one major customer accounts for 36% of and two customers each account for 13% of accounts receivable.

NOTE 9.

FINANCIAL ADVISORY AGREEMENT

The Company previously entered into a financial advisory and investment banking agreement (the “Agreement”) with an unrelated party (“Investment Banker”) to secure a financing and to provide general financial consulting services to the Company.  The Agreement required the Company to issue to the Investment Banker 3,666,450 five year warrants, at the time equal to five percent of the Company, at an exercise price equal to the price of any securities sold by the Company in connection with a financing that are placed by the Investment Banker.  The Agreement also called for reimbursement of all out-of-pocket expenses, including legal expense of in conjunction with all services performed by the Investment Banker including the raising of capital.  If the Investment Banker was successful in raising the capital it would receive an additional cash fee of 10% of the gross proceeds raised and a cash fee for unaccounted expenses equal to 3% of the gross proceeds raised.  The Investment Banker would also receive warrants equal to ten percent of the number of shares of Common Stock underlying the securities issued in the financing.  Additionally, the Company was also to pay a monthly consulting fee to the Investment Banker of $5,000 a month commencing with July 1, 2006 for a period of twelve months.  Simultaneously, with the execution of the Agreement, the Company issued the 3,666,450 warrants. Following a Black Scholes valuation model, the value of a warrant was $0.0436 which resulted in an additional debt discount and corresponding additional paid in capital of $227,225.

The Agreement required the Investment Banker to perform its obligations pursuant to raising capital within sixty days of the execution of the Agreement.  The Investment Banker failed to fulfill this obligation and as a result, pursuant to the Agreement, has forfeited the 3,666,450 warrants received.  The effect of the warrants on additional paid in capital has been reversed along with reversing $18,935 that was previously included as compensation expense. Lastly, the Company and the Investment Banker have entered into a release and termination agreement which terminated the services of the Investment Banker and releases the Company from any further obligation to compensate the Investment banker for any services.  The Company paid the Investment Banker a total of $52,638 for its services.

The accompanying notes are an integral part of these consolidated financial statements.

EXHIBIT A

NOTE 10.

SUBSEQUENT EVENTS

On November 16, 2006, the Company sold to a group of outside investors (“Note Purchasers”) $500,000 aggregate principal amount of its 12% Convertible Notes (“Notes”).  The aggregate purchase price of the Notes was $500,000.  The Notes were sold in a private transaction arranged through Charles Morgan Securities, Inc. (“CMS”) pursuant to a Placement Agreement (the “Placement Agreement”) between the Company and CMS, which provides for the a private placement  by CMS of up to $1,500,000 aggregate principal amount of Notes.  The Notes issued and the Notes to be issued pursuant to the Placement Agreement are convertible into shares of the Company’s Common Stock at the rate of $.05 per share and are secured by a lien upon the Company’s accounts receivable and general intangibles and a pledge of 30,000,000 shares of the Company’s Common Stock.

All of the Note Purchasers were accredited investors and the sale of the Notes was exempt from registration under the Securities Act of 1933 pursuant to Section 4(6) thereof and Rule 506 thereunder.  In connection with such transaction, CMS received (i) a placement fee equal to 10% of the aggregate proceeds ($50,000); (ii) a non-accountable expense allowance equal to 3% of the aggregate proceeds ($15,000), and (iii) a common Stock Purchase Warrant (the “Warrant”) for shares equal to 10% of the shares issuable upon conversion of the Notes (1,000,000 shares).  The Warrant is exercisable at $.06 per share.  In connection with such transaction, the Company and CMS entered into an Investment Advisory Agreement pursuant to which CMS has agreed to provide certain advisory services in exchange for (i) the payment of a $30,000 engagement fee, (ii) an agreement to pay $240,000 over 24 months, and (iii) the issuance to CMS of 13,250,000 shares of the Company’s Common Stock.

Also in connection with such transaction, the Company and CMS entered into an Investment Banking Agreement providing for the transaction and contemplating a future placement of the Company’s securities by CMS.

The accompanying notes are an integral part of these consolidated financial statements.