Form 10QSB/A
period 2006-09-30
Enlightened Gourmet, Inc.
filed 2007-02-13
CIK 1342882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Amendment No. t

To

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-QSB for the period ended September 30, 2006, as filed by the Company on November 20, 2006 (the “Original Filing”), is being filed to correct statements regarding the status of $399,000 aggregate principal amount of unsecured promissory notes due at various dates in September 2006.

For the convenience of the reader, this Amendment includes the Original Filing in its entirety.  However, this Amendment mainly amends and restates Items 1 and 2 of Part 1 (Financial Statements and Management’s Discussion) and Item 3 of Part III (Defaults on Senior Securities) of the Original Filing to reflect that certain indebtedness of the Company remained in default as of the end of the fiscal quarter.  Except for the foregoing amended information, this Amendment does not purport to reflect other events occurring subsequent to the Original Filing or to modify or update those disclosures affected by subsequent events.

ITEM 1.  FINANCIAL STATEMENTS

The Company’s restated financial statements for the quarter ended September 30, 2006, are attached as Exhibit A to this Quarterly Report.

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

Results of Operations.

All amounts for each of the three months and nine months ended September 30, 2006 have been restated to conform to the unaudited restated financial statements found in Exhibit A.

During the third quarter, the Company recorded gross sales of $447,998, compared to $468,545 and $139,377 in the 2nd and 1st quarters of the year respectively.  This minor decline in revenue was attributable to two principal reasons.  First, due to continuing cash flow considerations, the Company was unable to manufacture and maintain sufficient inventories to meet all of its orders.  Consequently, the Company shorted several orders during the quarter, which adversely effected sales.  Additionally, sales declined marginally in the 3rd quarter compared to the 2nd quarter as a result of seasonal buying patterns, as buyers reduced orders as the peak summer ice cream selling season started to come to an end.  The Company expects sales to stabilize around this present rate, or increase marginally, until such time as it can add new stores in the spring.  Year-to-date gross sales were $1,055,920.  There are no sales comparisons to the past year periods, because prior to January 1, 2006, the Company was a development stage company and accordingly, recorded no sales.

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

More than ninety-eight percent of all of the Company’s sales have been from its ice cream bars and ice cream cups.  This is due primarily to the previously disclosed manufacturing problems associated with the Company’s ice cream sandwiches.  While the Company believes it has rectified the production problems associated with its ice cream sandwiches, the Company is not satisfied with the taste and texture of the wafer that makes up a significant portion of the sandwich.  The problem is such because all of the Company’s products are “fat free,” and the lack of any fat in the wafer adversely affects the wafer’s texture after a period of time.  The Company is unwilling to add any fat to the wafer to resolve this problem, because it believes it will send a mixed message to the consumer that some products are “fat free,” while others are “low fat.”  Therefore, the Company is considering dropping its line of ice cream sandwiches.  However, the Company believes it can still be profitable in the long run by focusing on its ice cream bar product line, where it has more variety than its competition.  Additionally, the Company is contemplating adding several new flavors to broaden its product line and appeal to an even greater market.

The Company incurred a net loss of $540,687 for the three-month period ended September 30, 2006, compared to a loss of $73,878 for the comparable period in 2005 when the Company was a development stage ,company.  Additionally, the Company incurred a net loss of $1,515,388 for the nine month period ended September 30, 2006, compared to a net loss of $521,037 for the comparable 9 moth period of 2005.  While the Company generated gross sales of $447,998 during the current quarter and $1,055,920 for the nine month period, the supermarkets deducted approximately $171,283, or 38% of sales in the current quarter and $559,645, 53% of sales, for the nine month period to pay for slotting charges, promotional fees and payment discounts.  Accordingly, the Company recorded only $276,715 and $496,275 respectively in net revenue for the current quarter and the nine month period.  Slotting charges are one time payments made to retail outlets to access their shelf space.  These fees are common in most segments of the food industry and vary from chain to chain.  The Company anticipates that until the rollout of its products to these initial stores is completed, sometime during the fourth quarter of calendar year 2006, slotting expenses and discounts will continue to offset a portion of sales revenue, but considerably less than what has been deducted to date.  Presently, the Company has its products for sale in approximately 1,750 supermarkets.  As of September 30, 2006, it has paid all of the slotting charges and discounts associated with approximately 1,350 of these 1,750 stores.  Approximately $300,000 will be deducted from future invoices from these remaining 400 stores to pay the slotting expenses associated with the stores that the Company presently has its products in.  Once these deductions have been made, the Company will have paid all of the slotting expenses incurred in connection with all of the stores it currently has product for sale in.  Only then will it receive full payment, less any payment discounts or promotional deductions for sales made to these stores.  Once this happens, the Company expects that its cash flow will improve dramatically.  However, to the extent that the Company receives any new store authorizations, or receives an order from an authorized store that it has not yet received an order from, additional slotting expenses will most likely be charged by these new stores.

The $540,687 loss for the current quarter was primarily a result of (i) one time slotting fees and discounts, (ii) the Company’s cost of goods sold being greater than expected, and (iii) finance charges and interest expense as a result of borrowings undertaken by the Company during the quarter and (iv) selling, general and administrative expenses.  The $1,515,388 loss for the nine month period was attributable to the same reasons as the current quarter’s loss.  Supermarkets deducted $171,283, or 38% of sales in the current quarter and $559,645, 53% of sales, for the nine month period to pay for slotting charges, promotional fees and payment discounts.  The Company’s cost of goods sold, $407,103 and $912,485, for the current quarter and for the nine month period respectively was greater than expected, and its gross margin correspondingly lower, primarily due to the fact that the Company has not been able to generate any buying power for ingredients and packaging due to its lack of capital.  The Company believes it will be able to lower the cost of its ingredients and packaging once it can purchase these items in greater quantity.  The cost of goods sold for the nine month period was also greater due to production problems experienced during the start up of the manufacturing process due to the unfamiliarity of working with the Company’s product; which is different from working with a full fatted ice cream.  The Company has rectified the problems associated with producing its products.  The Company incurred significant finance and interest charges during both the current quarter, as well as the nine month period as it borrowed money to maintain its operations.  The Company believes that as its sales increase, and the payments for slotting are eventually paid off, the Company’s working capital will improve as a direct result of the reduction in slotting expenses.  Additionally, the Company expects that it will be able to purchase its raw materials, including packaging and ingredients, in sufficient volume to obtain discounts from what it has paid for these materials to date.

The Company’s selling, general and administrative expenses equaled $154,233 for the quarter.  Of this amount, $15,124 represent professional fees including legal, accounting and various consulting fees.  $62,004 represented sales and distribution expenses including brokerage commissions, cold storage and freight charges to deliver the company’s products from both its co-packers, as well as to its clients.  $10,801 represented salaries and benefits.  $15,274 was related to travel and entertainment expenses during the quarter primarily for the costs incurred in attending various sales meetings, trade conferences and making sales calls to the Company’s customers.  The balance was expended on related overhead.  The Company incurred significant finance and interest charges of $256,066 during the current quarter related to all of its borrowings of which the majority represented  amortization of non cash interest costs associated with the value of the warrants issued to lenders as additional compensation to the lenders for providing the loans to the Company.  The value of these warrants is considered to be additional interest, and therefore is included in the Company’s interest expense even though it is a non cash transaction.

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

A Demand for the Company’ product continues to be greater than what the Company anticipated, as evidenced by the number of stores it has product available for sale in.  However, the Company’s sales have been constrained by its lack of capital.  Accordingly, the Company believes its sales have been diminished by its lack of capital which adversely affected its ability to manufacture its products.  This is due to the fact that at various times during the quarter the Company did not have sufficient money to pay for ingredients and / or production time.  While several of the Company’s vendors have been willing to extend greater credit and lengthen payment terms, other have not due to the start up nature of the Company.  Therefore, the Company did not always have sufficient product on hand to deliver all of its customers’ orders when requested.  Additionally, while diminished from the problems experienced in previous quarters this year, the Company is still incurring problems generally associated with start up companies experiencing rapid growth, as well as having insufficient cash to be able to manage properly its inventories of raw materials and finished product.  However, the Company believes that with its most recent financing, coupled with an improvement in the Company’s cash flow as a result of diminished slotting payments, these problems will be reduced significantly.

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

Liquidity and Capital Resources.

For the quarter ended September 30, 2006, the Company recorded a net loss of $540,687.  For the nine month period the Company’s loss was $1,530,477.  During the past quarter, the Company did not raise any capital from the sale of any common stock.  The Company however increased its accounts payable by $191,694 during the quarter from $311,357 at June 30, 2006 to $503,051 at September 30, 2006. Additionally other short term liabilities including accrued expenses and cash overdraft increased by $63,691. The Company’s notes payable increased by $227,959 ,to $844,303.  The majority of the increase .in this debt occurred as a result of .additional borrowings of $200,000 with the J. Roebling Fund that previously lent the Company $200,000. .  During the quarter ended September 30, 2006, six unsecured stockholder notes in the aggregate principal amount of $474,000 came due.  The Company repaid one of the stockholder notes in the amount of the $25,000, refinanced another stockholder Note in the amount of 50,000, but was unable to repay or reach an agreement on refinancing the other four notes as originally planned.  The Company is now in default on each of the remaining four stockholder notes, representing $399,000 aggregate principal amount, and each such note now accrues interest at the rate of 18%.  These notes vary in amounts from $24, 000 to $250,000.  The specific details of each of these shareholder notes is outlined more fully in the Notes to the Financial Statements included with this filing.

The Company did not pay, and is in default on the $400,000 loan to the J. Roebling Fund.  The Note came due on September 26, 2006.  The lender of this Note has demanded payment on this Note which, as of September 26, 2006, accrues interest at the annual rate of 18%.  The Company is working towards completing a financing to repay this Note.  Other than accruing interest at a greater rate interest, the Company did not pay any additional compensation to this lender.

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

The Company increased it accounts payable by $191,694 to $503,051 from $311,357 and its accrued expenses increased by $13,754 to $57,445.  Therefore, the Company’s liabilities increased by $483,344 from $971,392 to $1,454,736.  The Company’s assets declined slightly from $877,577 to $816,303.  The Company’s accounts receivable, net of any slotting reserves, increased by $52,367 from $72,776 to $125,143.  The Company’s inventories declined $86,185 from $435,324 to $349,139 primarily due to a decrease in raw materials inventory.  The Company had previously purchased sufficient quantities so as not to run short of any materials during production.  Prepaid expenses declined by $1,250.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company’s indebtedness to the J. Roebling Fund LP in the principal amount of $400,000 is in default as it was not paid by September 26, 2006, at which time the annual interest rate was increased to 18% per annum.  The Company expects the proceeds of a private offering of debentures to pay off this obligation.

The Company is also in default with respect to $399,000 aggregate principal amount of unsecured promissory notes payable to various stockholders of the Company.  The interest rate on such notes has also increased to 18% per annum.  The Company expects to repay such notes with the proceeds with future financings.

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

February 9, 2007

Alexander L. Bozzi, III, President

(Principal Executive Officer)

THE ENLIGHTENED GOURMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2006

RESTATED

ASSETS

CURRENT ASSETS:
Cash and Cash Equivalents		$-
Accounts Receivable	$246,495
Less Allowance for Discounts	121,352	125,143
Inventory
Finished Goods	$129,954
Raw materials	219,185	349,139
Prepaid Expenses		15,000
TOTAL CURRENT ASSETS		$489,282

EQUIPMENT, net		77,021

INTANGIBLE ASSETS		250,000

TOTAL ASSETS		$816,303

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Cash Overdraft		$49,936
Accounts payable		503,051
Accrued expenses		57,446
Notes Payable
Stockholders	$444,303
J. Roebling Fund	400,000	844,303
TOTAL CURRENT LIABILITIES		1,454,736

STOCKHOLDERS’ DEFICIT:
Common stock, par value $0.001, 150,000,000
authorized, 76,661,500 issued and outstanding		$76,661
Additional Paid in Capital		1,906,307
Accumulated Deficit		(2,621,401)
TOTAL STOCK HOLDER DEFICIT		(638,433)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$816,303

The accompanying notes are an integral part of these consolidated financial statements.

THE ENLIGHTENED GOURMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended			Nine Months Ended
	Restated			Restated
	Sept. 30, 2006		Sept, 30, 2005	Sept. 30, 2006	Sept. 30, 2005
REVENUE:
Sales of Products	$447,998		$-	$1,055,920	$-
Less Discounts and Slotting Fees	(171,283)		-	(559,645)	-
NET REVENUE	$276,715		$-	$496,275	$-

COST OF SALES	407,103		-	912,485	-

GROSS MARGIN	(130,388)		-	(416,210)	-

EXPENSES:
Selling, General & Administrative	154,233		73,878	636,700	521,037
Interest	256,066		-	462,478	-
	410,299		73,878	1,099,178	521,037

(LOSS) BEFORE TAXES	(540,687)		(73,878)	(1,515,388)	(521,037)

INCOME TAX EXPENSE	-		-	-	-

NET INCOME (LOSS)	$(540,687)		$(73,878)	$(1,515,338)	$(521,037)

BASIC/DILUTED LOSS
PER SHARE	$(0.01)	$	-a-	$(0.02)	$(0.01)

Weighted Average Number of
Common Shares of Stock Outstanding	76,661,500		72,850,000	76,609,396	72,003,684

-a- Less than $ (0.01) per share

THE ENLIGHTENED GOURMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

For the Period January 1, 2006 to September 30, 2006

Restated

					Common
					Stock	Unamortized
	Common Stock		Paid In		Subscribed/	Warrant
	Shares	Amount	Capital	Deficit	Receivable	Expense	Total

Balance, December 31, 2005	76,192,500	$76,192	$1,467,715	$(1,106,013)	$(14,900)	$-	$422,994

Stock Subscription Received					15,000		15,000

100,000 shares issued
pursuant to stock subscribed	100,000	100			(100)		-

Common Stock Issued at
$0.15 per share issued
pursuant to private
placements January 1,
2006 to March 31, 2006	369,000	369	54,981				55,350

397,334 Warrants Issued
pursuant to Stockholder
Notes Payable at a value
of $0.0444 per warrant			17,647				17,647

Loss for 3 months ended
March 31, 2006	-	-	-	(313,532)	-	-	(313,532)

Balance, March 31, 2006	76,661,500	$76,661	$1,540,343	$(1,419,545)	$-	$-	$197,459

3,066,460 Warrants Issued
pursuant to Investment
Banking Agreement at a
value of $0.0417 per warrant			227,225			(227,225)

883,332 Warrants Issued
pursuant to Stockholder
Notes Payable
at an average value
of $0.0434 per warrant			38,371				38,371

1,333,333 Warrants Issued
pursuant to Note Payable
at a value of $0.0745
per warrant			99,333				99,333

2,666,666 Warrants Issued
pursuant to Note Payable
at a value of $0.0749
per warrant			199,732				199,732

150,000 Warrants Issued to
Vendor at a value
of $0.0572 per warrant			8,580				8,580

Amortization of Warrant
Expense Related to
Investment Banking
Agreement						18,936	18,936

Employee Stock
Option Expense			4,943				4,943

Loss for 3 months ended
June 30, 2006	-	-	-	(661,169)	-	-	(661,169)

Balance, June 30, 2006	76,661,500	$76,661	$2,118,527	$(2,080,714)	$-	$(208,289)	$(93,815)

THE ENLIGHTENED GOURMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

CONTINUED

For the Period January 1, 2006 to September 30, 2006

Restated

					Common
					Stock	Unamortized
	Common Stock		Paid In		Subscribed/	Warrant
	Shares	Amount	Capital	Deficit	Receivable	Expense	Total

Balance, June 30, 2006	76,661,500	$76,661	$2,118,527	$(2,080,714)	$-	$(208,289)	$(93,815)

266,667 Warrants Issued
pursuant to refinancing of
Stockholder Notes Payable
at exercise price of
$0.15/share			12,534				12,534

Expiration of Warrants issued
Pursuant to Investment
Banking Agreement			(227,225)			227,225

Reversal of amortization of
Warrant expense related to
Termination of Investment
Banking Agreement						(18,936)	(18,936)

Employee stock
compensation expense			2,471				2,471

Loss for 3 months ended
September 30, 2006	-	-	-	(540,687)	-	-	(540,687)

Balance,
September 30, 2006	76,661,500	$76,661	$1,906,307	$(2,621,401)	$-	$-	$(638,433)

THE ENLIGHTENED GOURMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Period January 1, 2006 to September 30, 2006

Restated

CASH FLOWS FROM
OPERATING ACTIVITIES:
Net Loss	$(1,515,388)
Adjustments to reconcile net
loss to net cash provided by (used in)
operating activities:
Stock Compensation – Consulting Fees	7,538
Amortization of Debt Discount	429,231
Increase in allowance for discounts taken	121,352
Issuance of warrant to vendor	8,580
	(948,687)
Changes in current assets and
current liabilities:
Accounts Receivable	(246,495)
Inventory	(101,496)
Prepaid Expenses	115,000
Cash Overdraft	49,936
Accounts Payable	438,688
Accrued Expenses	20,442
NET CASH USED IN
OPERATING ACTIVITIES		(672,612)

INVESTING ACTIVITIES
Equipment	(4,995)

NET CASH USED IN
INVESTING ACTIVITIES		(4,995)

CASH FLOWS FROM
FINANCING ACTIVITIES:
Proceeds from J. Roebling Debenture	376,000
Proceeds from Stockholder Loans	212,123
Payment of Stockholder Loans	(75,000)
Sale of Common Stock & Warrants	70,350
NET CASH PROVIDED BY
FINANCING ACTIVITIES		583,473

NET DECREASE IN CASH		(94,134)

CASH, BEGINNING		94,134

CASH, ENDING		$-

Non-cash investing activities		-

Interest paid		$1,062

THE ENLIGHTENED GOURMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Period January 1, 2006 to September 30, 2006

Restated

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

NOTE 2:         RESTATEMENT

The financial statements as of September 30, 2006 and for each of the three and six months then ended are being restated in regards to .the status of $399,000 aggregate principal amount of unsecured stockholder promissory notes due at various dates in September 2006. The Company is in default with respect to $399,000 aggregate principal amount of unsecured promissory notes payable to various stockholders of the Company.  The interest rate on such notes has also increased to 18% per annum.  The Company expects to repay such notes with the proceeds with future financings. In the previously issued financial statements for this period, the notes were indicated as being refinanced with note holders receiving warrants as an inducement to extend the terms.  This did not occur and the warrants were never issued. The financial statements have been restated to reflect these notes as in default.  This had the affect of increasing stockholder notes payable by $26,408, decreasing deficit as of September 30, 2006 and the loss for the three months and nine months ended by $59,180

NOTE 3:

GENERAL ORGANIZATION AND BUSINESS:

The Enlightened Gourmet, Inc. (the Company), was organized in the State of Nevada on June 25, 2004.  On September 27, 2004, the Company acquired, via a tax free stock exchange with a wholly owned and newly formed subsidiary of the Company, all of the outstanding shares of Milt & Geno’s Frozen Desserts, Inc. (M & G’s).  The Company acquired M&G’s because it believed that M&G’s had certain formulas and recipes that would enhance the Company’s development.  Additionally, the Company acquired the brand name and trade dress, together with some limited inventory (less than $10,000) and certain liabilities related to M & G’s fat free ice cream product Absolutely Free™.  The transaction did not result in a business combination since M & G’s had no operations at the time.  The Company seeks to establish itself as a leading marketer and manufacturer of fat free foods.  The Company during the nine months ended has developed several major customers and is shipping product to over 1,750 stores.  Its major activities consist of producing and selling product and expanding its existing sales base, therefore management has determined that it is no longer a development stage entity.

NOTE 4.

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

NOTE 5.

NOTES PAYABLE:

Stockholders:

(a) A stockholder on December 21, 2005 made cash advances to the Company of $245,000 (the “December Promissory Note”) which is $5,000 less than its face value of $250,000, resulting in a discount.  The December Promissory Note did not accrue interest and is prepayable by the company without penalty at any time.  The borrowing was due and payable on April 1, 2006.  This December Promissory Note was refinanced with the stockholder under identical terms and conditions and the new maturity date was July 1, 2006 (the “April Promissory Note”).  The April Promissory Note is in default for failure to pay the principal when due at maturity.  The April Promissory Note now bears interest at the rate of 18% per annum.

(b) Another stockholder on February 28, 2006 made cash advances to the Company of $94,000 (the “February Promissory Note”) which is $6,000 less than its face value of $100,000, resulting in a discount.  The February Promissory Note did not accrue interest.  The borrowing was due and payable on August 15, 2006.  In consideration of making the February Promissory Note the lender received 266,667 warrants exercisable at $0.15 per share.  Following a Black Scholes valuation model, the value of a warrant was $0.0463 which resulted in an additional debt discount and corresponding additional paid in capital of approximately $11,893 which has been fully amortized as of September 30, 2006.  The February Promissory Note is in default for failure to pay the principal when due at maturity.  The February Promissory Note now bears interest at the rate of 18% per annum.

(c) Another stockholder on March 10, 2006 made cash advances to the Company of $22,560 (the “March Promissory Note”) which is $1,440 less than its face value of $24,000, resulting in a discount.  The March Promissory Note did not accrue interest.  The borrowing was due and payable on August 15, 2006.  In consideration of making the Promissory Note the lender received 64,000 warrants exercisable at $0.15 per share.  Following a Black Scholes valuation model, the value of a warrant was $0.0436 which resulted in an additional debt discount and corresponding additional paid in capital of approximately $2,854 which has been fully amortized as of September 30, 2006.  The March Promissory Note is in default for failure to pay the principal when due at maturity.  The March Promissory Note now bears interest at the rate of 18% per annum.

(d) Another stockholder on May 1, 2006 made cash advances to the Company of $23,875 (the “May Promissory Note”) which is $1,125 less than its face value of $25,000 resulting in a discount.  The May Promissory Note did not accrue interest.  The borrowing was due and payable on September 1, 2006.  In consideration of making the Promissory Note the lender received 83,333 warrants exercisable at $0.15 per share.  Following a Black Scholes valuation model, the value of a warrant was $0.0467 which resulted in an additional debt discount and corresponding additional paid in capital of approximately $3,600 which has been fully amortized as of September 30, 2006.  The May Promissory Note is in default for failure to pay the principal when due at maturity.  The May Promissory Note now bears interest at the rate of 18% per annum.

(e) Another stockholder on April 27, 2006 made cash advances to the Company of $47,750 (the “April Promissory Note”) which is $2,250 less than its face value of $50,000 resulting in a discount.  The April Promissory Note did not accrue interest.  The borrowing was due and payable on July 31, 2006.  In consideration of making the April Promissory Note the lender received 133,333 warrants exercisable at $0.15 per share.  Following a Black Scholes valuation model, the value of a warrant was $0.046 which resulted in an additional debt discount and corresponding additional paid in capital of approximately $5,700 which has been fully amortized as of September 30, 2006.  The face value of the April Promissory Note ($50,000) was refinanced with the same stockholder with a new maturity date of December 1, 2006; and a stated interest rate of twelve percent (12%) (the “July Promissory Note”).  In consideration of making the July Promissory Note the lender received 266,667 warrants exercisable at $0.15 per share.  Following a Black Scholes valuation model, the value of a warrant was $0.047 which resulted in an additional debt discount and corresponding additional paid in capital of approximately $12,533 of which $5,837 has been amortized through September 30, 2006.

The following summarizes the stockholders notes as of September 30, 2006:

Stockholder Notes in Default:
(a) Note maturing July 1, 2006	$250,000
(b) Note maturing August 15, 2006	100,000
(c) Note maturing August 15, 2006	24,000
(d) Note maturing September 1, 2006	25,000

Stockholder Note not in Default:
(e) Note maturing December 1, 2006	50,000
Total face value at outstanding	449,000
Accrued interest due at maturity	2,000
Total value outstanding	451,000
Unamortized debt discount	(6,697)

$444,303

Substantially all interest expense indicated in the statements of operations is the result of stockholder loans.

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

In consideration of entering into the May Promissory Note the lender received 1,333,333 warrants exercisable at $0.15 per share.  Additionally, in consideration of entering into the June Promissory Note, the lender received an additional 2,666,666 warrants.  Following a Black Scholes valuation model, the value of a warrant issued in connection with the May Promissory Note was $0.0745 which resulted in an additional debt expense over the term of the May Promissory Note and corresponding to additional paid in capital of approximately $99,333.  The value of the warrant issued in connection with the June Promissory Note was $0.0749 which resulted in an additional debt expense over the term of the June Promissory Note and corresponding to additional paid in capital of approximately $199,732 which was fully amortized at September 30, 2006.  The June Promissory Note is in technical default as it was not paid by September 26, 2006, at which time the annual interest rate was increased to 18% per annum. The obligation is secured by a lien against certain assets of the company. The company expects the proceeds of a private offering of debentures to pay off this obligation (see Note 10).

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

NOTE 6.

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

NOTE 7.

COMMON STOCK

During the nine months ended September 30, 2006, the Company issued 469,000 shares of common stock in connection with a private placement offering.  The Company received $ 70,350 in gross proceeds from the offering and incurred no offering costs.

NOTE 8.

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

NOTE 10.

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

NOTE 11.

SUBSEQUENT EVENTS

On November 16, The Enlightened Gourmet, Inc. (the “Company”) sold to a group of outside investors (“Note Purchasers”) $500,000 aggregate principal amount of its 12% Convertible Notes (“Notes”).  The aggregate purchase price of the Notes was $500,000.  The Notes were sold in a private transaction arranged through Charles Morgan Securities, Inc. (“CMS”) pursuant to a Placement Agreement (the “Placement Agreement”) between the Company and CMS, which provides for the a private placement  by CMS of up to $1,500,000 aggregate principal amount of Notes.  The Notes issued and the Notes to be issued pursuant to the Placement Agreement are convertible into shares of the Company’s Common Stock at the rate of $.05 per share and are secured by a lien upon the Company’s accounts receivable and general intangibles and a pledge of 30,000,000 shares of the Company’s Common Stock.

All of the Note Purchasers were accredited investors and the sale of the Notes was exempt from registration under the Securities Act of 1933 pursuant to Section 4(6) thereof and Rule 506 thereunder.  In connection with such transaction, CMS received (i) a placement fee equal to 10% of the aggregate proceeds ($50,000); (ii) a non-accountable expense allowance equal to 3% of the aggregate proceeds ($15,000), and a common Stock Purchase Warrant (the “Warrant”) for shares equal to 10% of shares issuable upon conversion of the Notes (1,000,000 shares).  The Warrant is exercisable at $.06 per share.  In connection with such transaction, the Company and CMS entered into (i) an Investment Advisory Agreement pursuant to which CMS has agreed to provide certain advisory services in exchange for (i) the payment of a $30,000 engagement fee, (ii) an agreement to pay $240,000 over 24 months, and (iii) the issuance to CMS of 13,250,000 shares of the Company’s Common Stock.

Also in connection with such transaction, the Company and CMS entered into an Investment Banking Agreement providing for the transaction and contemplating a future placement of the Company’s securities by CMS.