Form 10KSB
period 2006-12-31
Enlightened Gourmet, Inc.
filed 2007-04-17
CIK 1342882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-KSB

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to______

Commission filer number 0-51597

THE ENLIGHTENED GOURMET, INC.

(Name of small business issuer in its charter)

Nevada	22-3279105

(State of Incorporation)	(I.R.S. Employer I.D. Number)

236 Centerbrook, Hamden, CT 06518

 (Address of principal executive offices)  (Zip Code)

Issuer’s Telephone Number (203) 230-9930

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, Par Value $.0001 Per Share

 (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

Indicate by check mark whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days.

Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

State issuer's revenues for its most recent fiscal year.  $1,301,821

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.)  Not applicable as there is no trading market for the issuer’s equity securities.

As of March 1, 2007, 119,926,500 shares of the issuer's Common Stock were issued and 89,926,500 were outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐  No ☒

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

THE COMPANY

The Enlightened Gourmet, Inc. (the "Company") was incorporated under the laws of the State of Nevada on June 25, 2004.  It has never been a debtor in bankruptcy, receivership or any similar proceeding.

The Company is in the business of developing, marketing and selling food products currently classified as the “Good for You” category by the food industry.  Its primary focus in this category is in products that have no fat and no added sugar.  While its initial products are no fat, no lactose, no sugar added ice cream novelties; the Company’s process to create these types of products is transferable into other food items as well.  Therefore, when and if it has adequate financial resources, the Company plans to utilize its proprietary process and formulas to expand beyond its initial products in the ice cream and frozen dessert category.

The Company markets and sells ice cream that is fat free, cholesterol free, lactose free and has no added sugar, while maintaining the taste and texture of premium ice cream.  The Company offers and sells the ice cream under the trade name "Absolutely Free Gourmet Ice Cream” with the Absolutely Free™ logo.  All of the Company’s initial ice cream products are ice cream novelties, rather than bulk ice cream sold in pints, quarts, half gallons, etc.  Initially the Company sold ice bars, sandwiches and cups, but limited authorizations and sales of the latter two items prompted the Company in the latter part of 2006 to focus exclusively on ice cream bars.  The ice cream bars are packaged for sale to the retail grocery industry as market packs, as well as single serve items for the impulse and convenience store market, as well as for vending machines and food service distributors.  The ice cream bars will also be specialty packed for use in food service such as schools, health care facilities and other institutions.  The ice cream bars are designed to appeal to the health conscious or weight conscious consumer, since they are low in calories and have no fat and no added sugar.

RISK FACTORS

Certain risks exist with respect to the Company and its business.  Accordingly, investors and shareholders should consider the risk factors to which the Company is subject, including but not limited to the following, along with other information contained in this Annual Report, including the financial statements and the notes thereto.

1.

Competition from Better-Capitalized Companies.  The Company’s business is highly competitive.  Many of these competitive products are manufactured by large national or international food companies with significantly greater resources than that of the Company.  The Company expects strong competition to continue in the form of price, competition for adequate distribution and limited shelf space.

2.

New and Unproven Product.  The Company’s products are relatively new and unproven.  While initial sales from the limited number of stores in which the Company currently has its products has been good,  there can be no assurance that its products will be accepted in all of the  markets.

3.

Lack of Patent Protection for the Company’s Intellectual Property.  The Company’s intellectual property consists of a proprietary recipe and manufacturing process.  Together these two elements provide the Company the ability to manufacture foods traditionally high in fat and added sugar without fat or added sugar.  The Company decided not to seek a patent for this recipe and the time for the Company to be able to seek patent protection for its process and recipe has passed.  Rather the Company believes that by treating the recipe and manufacturing process as a trade secret, it will afford the Company greater protection than a patent which would become public knowledge.  Consequently, the Company has no legal protection for its intellectual property other than treating such intellectual property as a trade secret.  See “Intellectual Property Protection.”

4.

Product Liability.  The Company is engaged in a business that could expose it to claims for personal injury resulting from contamination of its ice cream.  While the Company believes that through regular product testing the quality of its products are carefully monitored, it may be subject to liability due to customer or distributor misuse or storage.  The Company maintains product liability insurance against certain types of claims in amounts which it believes to be adequate.  The policy covers claims up to $1 million per single occurrence and $2 million in the aggregate.  The Company also maintains an umbrella insurance policy that increases the coverage to $5 million in the aggregate.  The Company believes this coverage will be adequate to cover claims made as a result of any liability arising from its products.  In addition to the aforementioned coverage, the Company also requires each of its manufactures and vendors to have a minimum of $5 million in product liability coverage and to have the Company named as an additional insured on such policies.  Nevertheless, there can be no assurances that the insurance policies will be adequate and any adjudicated claim in excess of the  insurance coverage available could adversely affect the Company.  See “Insurance.”

5.

Regulatory Risks.  The Company operates in an industry that is highly regulated by the Federal government, as well as State and local governments.  The Company is subject to regulation by various federal governmental agencies, including the U.S. Food and Drug Administration and the U. S. Department of Agriculture.  Co-packers that manufacturer the Company’s products must also comply with all federal and local environmental laws and regulations relating to air quality, waste management and other related land use matters.  The FDA also regulates finished products by requiring disclosure of ingredients and nutritional information.  State and local laws may also impose additional health and cleanliness regulations on our manufacturers.  Presently, the Company believes that the cost of complying with all of the applicable Federal, State and local governmental laws and regulations is not material to its business.  However, to the extent that complying with all of the applicable laws and regulations becomes more burdensome, it may adversely affect the Company’s profitability by increasing the cost of doing business.  See “Regulation” and “Insurance.”

6.

Substantial Reliance on Multiple Ice Cream Distributors.  Other than relying on independent ice cream distributors, the Company presently has no capability to distribute its own product, nor does the Company believe it is feasible to develop its own distribution business.  Furthermore, consolidation within the ice cream industry has made it more difficult to distribute ice cream products not affiliated with these ice cream distributors.  For example, in terms of sales, Nestle’s-Dreyer’s and Unilever control more than 30% of the ice cream market, and each of these companies has a product that competes with the Company’s.  Additionally, in certain markets these two companies control substantially all of the ice cream distribution to supermarkets.  Therefore, the Company must work with numerous independent ice cream distributors, both regionally and nationally, rather than a few large distributors to distribute its products, which limits its ability to distribute its products and/or makes such distribution more costly.

7.

Potential Increases in the Costs to Manufacture the Product.  The ingredients to manufacture the Company’s products are subject to the normal price fluctuations of the commodities markets.  Any increase in the price of the ingredients to manufacture and package the product that cannot be passed along to the consumer will adversely affect the Company’s profitability.  Any prolonged or permanent increase in the cost of the raw ingredients to manufacture the Company’s products may have a long term detrimental effect upon the Company.

8.

Need For Additional Capital.  The Company’s present cash flow is insufficient to operate its business and thus requires additional capital (i) to pay slotting fees necessary to obtain supermarket shelf space, (ii) to purchase ingredients and packaging supplies for its co-packers, (iii) to pay co-packers for their services,  (iv) to cover general and administrative overhead and (v) to repay outstanding debt and pay interest charges on outstanding debt.  Therefore it will be dependent upon additional capital in the form of either debt or equity to continue its operations.  At the present time, the Company has no arrangements to raise all of such additional capital and will need to identify potential investors and negotiate appropriate arrangements with them.  There can be no assurances that sufficient investment can be arranged within the time frame contemplated by the Company or that if it is arranged, that it will be on favorable terms.

9.

No Market for Stock.  There is no present market for the Company’s stock and no assurances that any such market will be developed.  The Company is not eligible for listing on any major stock exchange or NASDAQ.  As noted below, any trading in the Company’s stock will be subject to regulation under the SEC’s “Penny Stock” rules.

10.

Penny Stock Regulation.  Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock rules adopted by the SEC.  Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ System).  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information regarding penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, and the compensation of the broker-dealer, and its salesperson must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account.  In addition, broker-dealers who sell such securities to persons other than established customers and accredited investors must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.  Consequently, these requirements may have the effect of reducing the level of activity, if any, in the market for the Company's common stock.

BACKGROUND

From inception of the Company through December, 2005, the Company was a development stage company and spent the majority of its time and effort seeking additional capital, completing the development of its products, preparing marketing plans, seeking strategic relationships and cultivating interest in its products by grocery and drug chains, food service companies and food distributors.  The Company also developed all of its initial ice cream flavors and novelty products.  Additionally, it created the Absolutely Free™ logo and related packaging, marketing and sales materials.

On September 27, 2004, the Company acquired, via a tax free stock merger, all of the outstanding shares of Milt & Geno’s Frozen Desserts, Inc. (“M&G’s”) a company with similar ownership.  (See “Certain Relationships and Related Transactions”).  The Company acquired M&G’s because it believed that M&G’s had certain formulas and recipes that would enhance the Company’s development.  Additionally, the Company acquired the brand name and trade dress, together with some limited inventory, for M&G’s ice cream product Absolutely Free™.  The Company also assumed less than $10,000 in liabilities as a result of the transaction.

The Company initially manufactured its products under strict supervision via co-packing arrangements with two unaffiliated ice cream manufacturers, but currently utilizes only one of such co-packers.  It is actively seeking additional co-packers to meet a growing demand for its products.  The initial co-packers were each chosen based upon their experience in manufacturing ice cream and ice cream novelties, as well as price considerations.  The Company believes that while its current co-packer has sufficient capacity to manufacture the Company’s products and meet the Company’s expected near-term demand; it believes it will have to obtain one additional co-packer to meet the expected demand from all of the stores it expects to add in 2007.  Similar to the Company’s existing co-packer, any new co-packer will be required to maintain the Company’s high quality standards, as well as do so in an efficient and effective manner.  The present co-packer is located in the northeastern part of the United States. Although no contract has been executed with the co-packer, it is intended that the labor component of any co-packing agreement that may be entered into with any co-packer will be fixed for the duration of the contract.  However, the cost of the ingredients to make the ice cream products and package them are not fixed and are subject to price swings similar to other commodity prices.  The Company will endeavor, when and if possible, to lock in prices for ingredients and packaging or purchase the ingredients and packaging in sufficient bulk to obtain a more attractive pricing.

The Company presently markets its products directly to stores, as well as to various other retail outlets via brokers and intermediaries.  However, the Company does not maintain it own distribution network.  Rather, the Company must rely upon third-party distributors to deliver its products.  Instead of relying upon one or two national distributors to distribute its ice cream products, the Company's products are, and will be, distributed through a number of geographically diverse ice cream distributors across the country.  Certain of these distributors only distribute to certain classes of trade (i.e. grocery chains, but not convenience stores) and not all distributors will be located in a given geographic area.  Accordingly, while the Company’s distribution system may be less efficient and perhaps more costly due to the number of distributors it will have to work with, it believes it will be less susceptible to the potential risks of dealing with one or two dominant national distributors and, it will be better off by not relying upon any single distributor for more than ten percent (10%) of its projected sales.  In addition to the retail market, the Company also intends to market certain of its products to the institutional food service market, including schools, hospitals, nursing homes and other institutions.

The Company’s products were initially authorized in approximately 20 supermarket chains having approximately 1,500 supermarkets.  As of December 31, 2006, this total increased to 22 supermarket chains having approximately 1,700 supermarkets.  This total does not include any convenience stores, smaller grocery stores or independent distributors for which the Company has also received authorizations.  Supermarkets traditionally begin placing orders for new products around April 1st of each year.  However, stores will typically notify companies several months before then, normally in December and January, which of their products have been authorized for sale.  As of April 1, 2007, the Company has received new authorizations from approximately 15 supermarket chains representing 1,100 stores, and is still awaiting responses with respect to another 20 supermarket chains representing 725 stores.  This brings the present total of supermarket chains authorizing the Company’s products to about 35, representing approximately 2,800 stores.  Additionally, the Company is still awaiting responses with respect to another 20 supermarket chains representing 725 stores.  This provides some lead time for the Company to begin manufacturing its products in order to fill the initial orders from the stores.  Initial orders from stores are normally big enough to fill all of the shelf space assigned to the Company’s product in the particular chain, and some limited stock to refill the shelves.  Thereafter, the stores are reluctant to place large reorders until such time they believe the product has traction with the stores customers.  Therefore, future orders are dependent upon acceptance of the product by consumers.

While the Company’s initial products are all ice cream related, the Company believes that its recipes and processing techniques may be used in other sweet and savory food items to replace the fat normally found in these items. Therefore, the Company’s technology is not just ice cream related.

The Company's executive offices are located at 236 Centerbrook Road, Hamden, CT 96518, its telephone number is 203-230-9930 and its web-site is www.The EnlightenedGourmet.com.

PRODUCTS

The Company owns a recipe and process to replace fat, cream and butter in sweet and savory food applications. More importantly, the Company believes that this recipe and process maintains the texture (mouth feel) and flavor-carrying capabilities of fat.  Since the recipe eliminates the fat component from the product, the resulting product has significantly fewer calories than a similar fatted product, all while maintaining the food’s normal taste and texture. Therefore, the Company believes that it can offer certain food products that are not only good tasting, but do not include any fat or added sugar, which studies have shown to be linked to obesity, diabetes and other diseases.

The Company believes it is the first to offer high quality, no fat, no cholesterol, no lactose and no sugar added ice cream novelty products, and that no other company can presently make all of these claims.  Based upon the Company’s research, it believes that no other ice cream novelty product presently on the market can claim to be no fat, no lactose and no added sugar.  The Company believes that its proprietary recipe and process provides for an ice cream that while fat-free, delivers the rich taste and creamy texture normally found only in full fatted ice creams.  The Company believes that these characteristics are a result of the Company’s proprietary mix and the quality and nature of the ingredients in the mix.  The shelf life of each of the Company’s products is approximately 270 days from the date of manufacture, so long as the product remains stored at a constant temperature not greater than minus five degrees Fahrenheit.  This compares favorably to ice cream which must be stored at a constant temperature of minus fifteen degrees Fahrenheit to maintain a similar shelf life.  Additionally, each of the Company’s products is imprinted with an expiration date so that stores as well as consumers know when to discard the product.

While the Company has developed several types of ice cream novelties, and during 2006 sold both ice cream cups and sandwiches in addition to ice cream bars, it presently only offers its ice cream bars for sale.  The Company determined that the demand for its ice cream bars was significantly greater than the collective demand for its ice cream cups and sandwiches.  Accordingly, it voluntarily withdrew both the cups and the sandwiches from the market in the later part of 2006.  During 2006, ice cream bars represented approximately 85% of the Company’s gross sales and ice cream cups and sandwiches represented approximately 15% of sales.

The Company presently has four different flavors of ice cream bars that it offers and sells.  They are:

Double Chocolate Fudge Swirl (Fat Free Chocolate Ice Cream with Fat Free Chocolate Fudge Sauce)

Orange & Vanilla Cream (Fat Free Vanilla Ice Cream with an Orange Shell)

Peach Melba (Fat Free Peach Ice Cream with a Raspberry Shell)

Dulce de Leche (Fat Free Caramel Ice Cream with Fat Free Caramel Sauce).

Additionally, the Company is introducing two new flavors into its product line up that will be available for sale in April, 2007.  This date will correspond to the time when stores will order for the first time new products that were recently authorized.

Double Swirl Sundae (Fat Free Vanilla Ice Cream with Fat Free Chocolate Fudge Sauce and Fat Free Strawberry Sauce)

Cappuccino Fudge Swirl (Fat Free Cappuccino Ice Cream with Fat Free Chocolate Fudge Sauce)

Additionally, the Company intends to add and subtract flavors based upon changes in market demand, as well as add new products, or reintroduce its ice cream cups and sandwiches, when and if appropriate.  The Company has undertaken a flavor strategy by offering more indulgent flavors compared to its competition’s products.  For example, there no other ice cream bars in the “Good for You” category that are fat free and have no added sugar that offer coatings, or variegates, like a ripple of chocolate or strawberry syrup. The Company believes that these distinctions, which make its products more appetizing, will provide a greater opportunity for trial by the consumer. This Company believes such a strategy is necessary since it does not have the name recognition of other more well-known brands. The Company believes that because its products have the taste and texture of full fatted ice cream, getting customers to try its products is an important element to its long-term success. Therefore, the Company believes that the best way to accomplish trial by consumers is to make its products look more appetizing than the products of its competition. Additionally, unlike other companies involved in the “Good for You” grocery category, the Company will only offer for sale products that are free of fat, have no added sugar, and are free of lactose.  More importantly, the Company will not reduce the serving size of its products in order to lower the number of calories per serving. The Company’s goal is to offer health conscious consumers an alternative ice cream novelty that the taste and texture of a full fatted ice cream, with more indulgent flavors than offered by the competition in a serving size that is satisfying.

PACKAGING

The Company promotes brand recognition by packaging its products in a distinctive manner.  The Company has expended considerable time, effort and capital to develop its logo, packaging and related trade dress.  Each package prominently displays the distinctive Absolutely Free™ logo, together with the four major product attributes preceded by a check mark:  Fat Free, Cholesterol Free, Lactose Free, and No Sugar Added, as well as a picture of the product all on a distinctive yellow background.  The background color of the packaging, as well as the lettering of the logo and the check marks preceding the product attributes, is truly distinctive.  Presently, no other ice cream novelty uses a similar dominant color of the packaging, font style of the lettering or design on their packaging.  The Company has filed an application for a registered trademark not only for the name “Absolutely Free,” but for the distinctive font style as well.  See “Intellectual Property Protection.”

The Company presently has two primary avenues of retail distribution: grocery stores and convenience stores. The ice cream bars are sold primarily through grocery stores in cartons commonly referred to as “market packs.” The market packs are constructed out of a clay coated kraftback paperboard commonly referred to as SUS Virgin Board. The paperboard has a smooth white top surface offering a good printing background and a smooth brown back. This type of board is commonly used in retail packaging because it provides excellent strength and stiffness. It is also moisture resistant, which helps maintain the integrity of the market pack while in a freezer space.  The ice cream bars are individually wrapped and packaged as a single flavor, six to a market pack.

In addition to offering for sale the Company’s products in market packs, each flavor of the ice cream bars are also offered for sale as single serve items.  The Company’s packaging for single serve, or “impulse items,” is different compared to its market pack packaging.  However, similar to the market packs, the Company promotes brand recognition by packaging its products in a distinctive manner.  Like the market packs, each single serve package prominently displays the distinctive Absolutely Free™ logo, together with the four major product attributes preceded by a check mark:  Fat Free, Cholesterol Free, Lactose Free, and No Sugar Added, all on a distinctive yellow background.  The ice cream bars are packaged in an opaque flexible film with the previously described characteristic color, logo and product attributes.  The film provides excellent protection for the product and provides a surface that is easy to print on.  The flexible film protects the product better than traditional paper wrapping which can be easily torn.

Each market pack, as well as each single serve item, is imprinted with a plant code designating where the product was manufactured, as well as its expiration date.  This data will provide sufficient information for stores to track the Company’s products if any product needs to be removed in the event of a product recall or because it has expired.

In addition to traditional retail, the Company also plans to offer for sale all of its products to institutional foods service distributors who serve the education and health industries.  The packaging for these instructional markets will be more specialized to meet the individual requirements of each specific market and has not yet been designed. Accordingly, no such sales have been made to date.

MANUFACTURING

The Company presently manufactures its products under strict supervision via a co-packing arrangement with Mr. Cookie Face, an unaffiliated ice cream manufacturer.  Mr. Cookie Face, located in Lakewood, New Jersey, presently manufactures the Company’s only product currently for sale, ice cream bars.  Mr. Cookie Face was chosen based upon their experience in manufacturing ice cream and ice cream novelties, as well as price considerations.  The Company believes that while Mr. Cookie Face has made available sufficient capacity to manufacture the Company’s products and meet the Company’s demand in the past, it believes it will have to obtain at least one additional co-packer to meet the expected demand from all of the stores it expects to add in 2007.  Similar to the Company’s arrangement with Mr. Cookie Face, any new co-packer will be required to maintain the Company’s high quality standards, as well as do so in an efficient and effective manner.  Accordingly, the Company intends to identify one or more co-packers to increase and diversify the number of its co-packers and, more importantly, to provide geographic diversification to reduce the cost of shipping its products to retail markets across the continental United States.  However, contracting with any new co-packer may be difficult depending upon the time of the year that this may occur.  Ice cream manufacturing is generally seasonal, and it may difficult, or impossible, to arrange production during the high point of the manufacturing season.  The Company presently has no written contract with Mr. Cookie Face and has operated with this co-packer via an ongoing verbal arrangement which provides that the Company pays Mr. Cookie Face a fixed fee per case for manufacturing and packing the product.  It is intended that under any agreement that the Company may enter with any other manufacturer, whether oral or written, the Company would also pay the manufacturer a fixed fee per case for manufacturing and packing the product.  The Company intends that any contract it may enter with Mr. Cookie Face or any other manufacturer would have an initial maturity of one year, with a right on the part of the Company to cancel the agreement on 30 days' notice at any time.  The Company may provide and pay for certain machinery for its co-packers in order to facilitate either the making or packaging of the Company’s products, but has not done so for Mr. Cookie Face.  The Company’s arrangement with Mr. Cookie Face is not exclusive, and the Company may use other manufacturers if necessary or advantageous.

To insure that the Company’s products have the highest quality possible, the Company normally has a quality assurance person on site at any co-packer during the manufacturing process including both making and packaging the final products.  The finished products are then held in storage until they can be tested to insure that the product is not contaminated by any bacteria.

RAW MATERIALS

It is intended that under any co-packing arrangement, including the Company’s arrangement with its present co-packer, the Company will be responsible for purchasing all of the necessary raw materials and packaging supplies.  The Company presently purchases all of the raw materials and packaging to manufacture its products from unrelated third-party sources.  Therefore, with the exception of providing any previously mentioned equipment for its co-packers in order to facilitate either the making or packaging of the Company’s products and providing each manufacturer the necessary raw materials and packaging, the cost of manufacturing the Company’s products are determined by its current arrangement with Mr. Cookie Face or would be determined by any contract entered with Mr. Cookie Face or any arrangement or contract entered with any other co-packer in the future.  However, the cost of the raw materials and packaging is not fixed and, like all markets for commodities, the cost of these materials, and raw materials in particular, is subject to fluctuations based upon supply and demand.  While the prices of the raw materials necessary to manufacture the product do and have fluctuated, the Company has not experienced any shortages during the limited time it has procured its raw materials and packaging.  Any increase in the price of any raw materials or packaging above what the Company projected will have the effect of reducing the company’s projected profits, as the additional costs may not necessarily be offset by a corresponding increase in the product’s wholesale price.  Any prolonged or sustained increase in prices could have an affect on the Company’s profits if it is unable to pass these additional costs on to the consumer.  In an effort to control the prices of ingredients and packaging, the Company is constantly looking for more and alternative sources to provide these materials at a lower price without sacrificing quality.

COMPETITION

The Company’s business is highly competitive.  The Company’s products compete on the basis of brand image, quality, breadth of flavor selection, price, and amount of fat content.  Most ice cream manufacturers, including full line dairies, the major grocery chains and the other independent ice cream processors, are capable of manufacturing and marketing high quality, low fat or reduced fat ice creams.  Furthermore, there are relatively few barriers to new entrants in the ice cream business.  Existing competition includes low fat or reduced fat novelty products offered by Weight Watchers®, Skinny Cow®, and Healthy Choice®, as well as “private label" brands produced by or for the major supermarket chains.  In addition, the Company also competes with frozen desserts such as frozen yogurt and sorbet manufactured by Dannon, Healthy Choice® and others.  Many of these competitive products are manufactured by large national or international food companies with significantly greater resources than that of the Company.  The Company expects strong competition to continue in the form of price, competition for adequate distribution and limited shelf space.

However, despite these factors, the Company believes that the taste and quality of its products, and its unique product packaging, will enable it to compete in its market.  The Company believes this to be true because it would be the only company presently offering ice cream novelties that are “fat free,” have no sugar added and have no lactose.  Consequently, its products have fewer calories than other products currently on the market.  The Company also believes that its products are more appetizing compared to the other products in the Good for You category.  For example, rather than having simple flavors such as chocolate and vanilla, the Company’s line of products include flavors typically associated with premium brands like double chocolate fudge, orange and vanilla cream, cappuccino, and burgundy cherry.  Additionally, the Company’s products include variegates like chocolate fudge and caramel. Therefore, the Company believes that its unique flavors, as well as the taste and quality of its products, will enable it to compete in its market.

The Company’s products are gaining market share.  The Company’s products were well received in the limited number of stores in which the Company had product for sale in 2006.  Based upon independently prepared sales information provided to the Company for both the twelve week and twenty-four week periods ending November 5, 2006, two of the Company’s ice cream bars ranked in the Top 100 of all ice cream novelties sold in several major supermarket chains in the northeastern United States representing approximately 550 stores.  Lastly, the Company’s products were selected by Frozen Food Age, an industry trade publication, in conjunction with Good Housekeeping magazine, as one of the Top Ten Best New Regional Products for 2006.

MARKETING

According to the United States Department of Agriculture, almost 1.6 billion gallons of ice cream and related frozen desserts were produced in 2004 (most recent statistics available) translating to approximately 21.5 quarts per person. Of that amount, the USDA reported that reduced fat, light and low-fat products accounted for about 28% of the market. 86% of all ice cream is purchased from supermarkets.  Convenience store sales were second at 11.4%. According to a study conducted by the International Ice Cream Association, ice cream and related frozen desserts are consumed by more than 90% of households in the United States. The market for ice cream and frozen desserts was estimated to be approximately $21.6 billion in 2005 (most recent year available). The total frozen novelty market in 2004 (most recent year available) was estimated at $2.4 billion, up 1.3% over 2003. Ice cream bars are the most popular segment, amounting to 25% of the ice cream novelty market. While regular ice cream accounted 64% of this total, 2005 production, or about 14 quarts per capita, “no-fat” and “low-fat” products made up about 23.5% of all ice cream production and was the second greatest portion at approximately 6 quarts per capita. (Source: International Ice Cream Association).

The Company participates in the ice cream market which is part of a broader frozen dessert market. All of the Company’s products are considered novelty ice cream products.  Novelty items are separately-packaged, single servings of a frozen dessert rather than bulk packaged goods (i.e. pints, quarts or half gallons) which have multiple servings per container.  The Food and Drug Administration, which regulates the standards for many foods also regulates both packaged goods and novelty products and has set labeling requirements concerning fat content in ice cream.  (See “Regulation.”)  Foods that have less than a 0.5 gram of fat per serving are considered to be “no fat.” Based upon these requirements, all of the Company's ice cream novelties fall within the "no fat" ice cream category, because they have 0 grams of fat per serving. Low fat ice cream contains a maximum of three grams of fat per serving.  Reduced fat ice cream contains at least 25% less total fat that the preferred product (either an average of leading brands, or the company's own brand).

The Company will have two primary avenues of retail distribution; grocery stores and convenience stores.  The ice cream bars and cups will be sold through grocery stores in cartons commonly referred to as “market packs.”  The ice cream cups will be packaged as a single flavor four to a market pack.  The ice cream bars will each be packaged as a single flavor, six to a market pack.  In addition to being sold in market packs, the ice cream bars will also be sold as single serve items in convenience stores, as well as for vending machines and food service distributors.

In addition to traditional retail, the Company also will offer for sale all of its products to institutional foods service distributors who serve the education and health industries.  The packaging for these instructional markets will be more specialized to meet the individual requirements of each specific market.

SALES AND DISTRIBUTION

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

The Company attracts new markets through the efforts of its principal officers, and through the collective efforts of its employees and brokers.  The Company anticipates entering new markets by making available its products to consumers via select national supermarkets, middle tier supermarkets and convenience stores.  During 2006, the Company’s products were initially authorized in approximately 1,500 stores representing about 20 supermarket chains.  As of December 31, 2006, that number has increased to about 22 chains, representing approximately 1,700 stores.  The majority of these stores are national or well-known regional chains.  The Company has paid and expects to continue to pay for “slotting” to obtain shelf space in supermarkets.  “Slotting charges” are one time payments made to retail outlets to access their shelf space.  These fees are common in most segments of the food industry and vary from chain to chain.  Supermarket chains generally are reluctant to give up shelf space to new products when existing products are performing.  While slotting payments are expensive, the Company believes that the only way to make available the Company’s products to a broad spectrum of consumers is have them for sale in the dominant supermarkets within a geographic area.  To date the Company has been able to negotiate with almost all of its customers a program that allows the Company to pay for slotting with product, rather than with cash.  Accordingly, the Company only incurs the cost of slotting when a particular customer places an order, rather than having the Company pay for slotting before shipping any product to the store.  Therefore, the Company does not receive any payment for the product it ships to the store until after the cumulative cost of the product shipped is equal to the negotiated slotting payment.  However, to the extent that a particular store chain does not order sufficient product to cover all of the Company’s slotting payments, the Company may become liable for the difference between the agreed upon slotting payment and dollar value of the products sold to that chain.  However, the Company can make no assurance that any new stores will agree to this arrangement to pay slotting with product, rather than cash.  Consequently, the expansion by the Company into new markets, if any, may be constrained by cash available to pay for slotting fees.

Advertising and marketing will generally be in the form of advertisements in supermarket flyers, attractive point of sales advertising or signage on the ice cream freezers.  Coupons offering a $0.50 to $1.00 discount will also be made available.  This is consistent with industry practices which as a whole do not use the media (television & radio) to advertise their products.  However, the Company also plans to advertise in professional trade journals to inform health care professionals who can influence consumers, which the Company believes can generate significant interest in the Company’s products by influencing consumers’ buying habits.  Based upon the Company’s sales experience through December 31, 2006, sales, on average increased approximately 300% during periods when the product was promoted compared to periods when it was not promoted.

In addition to point of sales advertising, signage and advertisements in supermarket flyers, the Company believes that it will also generate increasing demand for its products by word of mouth.  The Internet has given rise to numerous web sites dedicated to informing fellow consumers of the latest consumer trends, as well as new and interesting products.  This information is quickly passed on to readers of the various web sites.  This type of marketing is commonly referred to as “buzz” or “viral” marketing.  Buzz or viral marketing captures the attention of consumers and the media to the point where talking about your brand becomes entertaining, fascinating, and possibly newsworthy resulting in numerous people finding out about your products very quickly.  The Company believes that buzz or viral marketing will only increase as more and more consumers use the Internet as their primary means of obtaining information.  The Company also believes its products will be excellent candidates for this type of marketing because the packaging is new and different and no other product in the marketplace can make the same claims: it tastes good while being good for you.  The fact that Company’s products deliver a rich and creamy taste without fat or added sugar and no lactose only enhances the Company’s belief that its products may benefit from this type of marketing.

Considering that the Company’s products are lower in fat and calories than many other competing products, the Company also believes that various weight loss groups that provide information to their readers about new products will recommend its products.  The Company believes this to be true because all of its products are calculated to be “one point” using the Weight Watcher’s Point System®.  The Weight Watcher’s Point System is perhaps the most well known of all diet programs and has a large and loyal following.  The Company includes this information of it packaging.  Use of the Weight Watchers information by the Company does not imply sponsorship or endorsement of the Company’s products by Weight Watchers.  Weight Watchers® and Points® are registered trademarks of Weight Watchers International, Inc. and Weight Watchers® has its own line of ice cream novelties that compete against the Company’s products.  Lastly, the Company, not Weight Watchers®, calculated the number of Points® for each of its products based upon published information available from the United States Office of Patent and Trademark Office about the Weight Watcher’s Point System®.

In addition to buzz and viral marketing and being recommended by various diet and healthy eating programs and web sites, the Company also believes that its proprietary mix, which delivers a rich and creamy taste with no fat, will create strong customer loyalty.  Additionally, its unique product packaging, combined with the consumers continued interest in dealing with weight and health issues, lends itself to be an excellent product for in-store promotions.  The products uniqueness separates it from other similar products in the ice cream section of supermarkets and convenience stores.  The Company anticipates spending limited capital on broad based advertising and marketing, preferring to use more in store signage and advertising in super market flyers.

The Company does not own or operate its own distribution system. Consequently, it is dependent upon non-exclusive distribution arrangements with regional broadline grocery and frozen food distributors, as well as regional ice cream distributors.  The Company principally contracts for services from distributors who deliver the Company’s products to grocery store or grocery chain warehouses. In this case, employees of the retail outlet purchasing the product are responsible for maintaining the Company’s product in the ice cream cabinet. In addition, the Company also contracts with independent food brokers to provide merchandizing services to these grocery chains. Additionally, depending upon the particular market, some distributors in the future may be “DSD distributors.” Under this direct store distribution system, the Company's products are distributed directly to the retail ice cream cabinet by the distributor’s personnel rather than by the retail store’s or the Company’s employees.  This store level distribution allows service to be tailored to the needs of each store. The Company believes this service would enhance proper product handling, quality control, flavor selection and retail display. However, the sales price for products sold to DSD distributors is approximately 15-20% less than products sold to broadline distributors. Therefore, to the extent that the Company utilizes DSD distributors in the future, its revenue from products that could be otherwise distributed by broadline distributors would be reduced. To date the Company has not utilized any DSD distributors.

However, considering that DSD distributors would do much of the work maintaining the Company’s products in the ice cream cabinet, the wholesale price of the Company’s products to DSD distributors would be less than for the Company’s product sold directly to grocery chains.  Consequently, the Company’s gross margin on products sold to DSD distributors would be less than products sold to grocery chains. While the Company’s gross margin for products sold directly to grocery chains will be greater than products sold to DSD distributors, this gross margin would be reduced if the Company employs any independent food brokers to provide merchandizing services to these stores.

As of December 31, 2006, the Company has entered into several distribution agreements, principally broadline distributors, to distribute its products to the 22 supermarket chains, representing approximately 1,700 stores, primarily in New England and the New York Metro area, from whom the Company has received authorizations. This total does not include any convenience stores, smaller grocery stores, or independent distributors for which the Company has also received authorizations. Supermarkets traditionally begin authorizing new products around December 1st of each year for orders that will begin in the spring of the following year. The Company has been making presentations to new stores for product placement beginning in the spring of 2007.  The Company presently expects the number of supermarkets authorizing the Company’s products to increase in 2007 to about 50 chains, increasing the number of stores the Company will have its products for sale in to about 3,200 stores, although there is no assurance that these number will be reached. The Company has already received new authorizations from 15 additional supermarkets representing about 1,100 stores and is still awaiting responses with respect to another 20 supermarket chains representing 725 stores. Based upon authorizations to date, in addition to the stores in New England, Florida and the New York Metro area it had last year, the Company will have a strong presence in the Philadelphia Metro region, as well as a stronger presence throughout the Carolinas. The Company will also have its products available in the Washington-Baltimore Metro Area. The new stores are principally located on the eastern seaboard of the United States in an effort to have the product available in almost every major supermarket from Maine to the Carolinas and west to the eastern portion of New York and Pennsylvania.

INTELLECTUAL PROPERTY PROTECTION

The Company’s products are not covered by any patents.

The Company maintains its primary formulas and processes as trade secrets.  The Company believes that such trade secrets provide a significant competitive advantage and has procedures, including confidentiality agreements, designed to maintain the confidentially of such trade secrets.  Each of the Company’s co-packers and vendors has each signed a confidentiality and non circumvention agreement in an attempt to protect the Company’s proprietary formula

The Company has filed an application with the United States Patent and Trademark Office to register the trademark Absolutely Free™.  The application was filed for both Class 29:  Dairy based food beverages, vegetable based food beverages and fruit based beverages, as well as  Class 30: Frozen confections, ice cream, cheesecakes, grain based food beverages, and puddings.  The notice of publication for opposition was published in the March 21, 2006 issue of the Official Gazette, a weekly publication of the United States Patent & Trademark Office.  No objection was made to the use of the Company’s proposed mark, and the Company is in the final stages of having this mark registered.

REGULATION

The Company is subject to regulation by various governmental agencies, including the U.S. Food and Drug Administration and the U. S. Department of Agriculture.  Co-packers that manufacturer the Company’s products must comply with all federal and local environmental laws and regulations relating to air quality, waste management and other related land use matters.  The FDA also regulates finished products by requiring disclosure of ingredients and nutritional information.  The FDA can audit the Company or its co-packer to determine the accuracy of the Company’s disclosure.  State and local laws may also impose additional health and cleanliness regulations on our co-packers.  The Company believes, based upon representations from its current co-packer and former co-packer, that each co-packer is currently in compliance with, or has complied with, these laws and regulations, and has passed all regulatory inspections necessary for each co-packer to continue operations, as well as for the Company to sell its products.  The Company believes that the cost of compliance with applicable governmental laws and regulations is not material to its business.

RESEARCH AND DEVELOPMENT

The Company will continually look to improve it products and to develop new products to sell.  The Company intends to allocate an as of yet undetermined amount of capital each year to researching both new products, as well as improving its existing line of products.  However, current constraints on available capital make it likely that no significant research and development will occur in the near future.

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

INSURANCE

The Company is engaged in a business that could expose it to possible claims for personal injury resulting from contamination of its ice cream.  While the Company believes that through regular product testing the quality of its products are carefully monitored, it may be subject to liability due to customer or distributor misuse or storage.  The Company maintains product liability insurance against certain types of claims in amounts which it believes to be adequate.  The policy covers claims up to $1 million per single occurrence and $2 million in the aggregate.  The Company also maintains an umbrella insurance policy that increases the coverage to $5 million in the aggregate.  The Company believes this coverage will be adequate to cover claims made as a result of any liability arising from its products.  In addition to the aforementioned coverage, the Company also requires each of its manufactures and vendors to have a minimum of $5 million in product liability coverage and to have the Company named as an additional insured on such policies.  While the Company has made only limited sales to date, and has no historical experience for regarding any claims of this type, the Company believes its current level of insurance to be adequate for its present business operations.  However, there can be no assurances that such claims will not arise in the future or that the Company's policies will be sufficient to pay for such claims.

EMPLOYEES

As of December 31, 2006, the Company employed only two full-time employees (see Item 9 below) and one full-time consultant.  The Company has no collective bargaining agreements with its employees and believes its relations with its employees are good.

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

As of December 31, 2006, there were approximately 93 shareholders of record of the Company’s common stock.

Although there are no restrictions on the Company’s ability to declare or pay dividends, the Company has not declared or paid any dividends since its inception and does not anticipate paying dividends in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

On July 1 2004, the Board of Directors approved the Company's 2004 Stock Option Plan (the “Plan").  The Plan was subsequently approved by the majority of the Company’s stockholders at a meeting held on September 1, 2004.  Pursuant to the Plan, the Company may grant incentive stock options (“Incentive Options”) or other stock options (“Non-Statutory Stock Options” and together with Incentive Options, “Options”) to purchase an aggregate of 25,000,000 shares of common stock to key employees, directors, and other persons who have or are contributing to the success of the Company.  The Incentive Options granted pursuant to the Plan are qualified options conforming to the requirement of Section 422 of the Internal Revenue Code of 1986 as amended.  The Board of Directors administers the Plan.

The exercise price of each Incentive Option, for each share of Common Stock deliverable upon the exercise of an Incentive Option is 100% of the fair market value of a share of Common Stock on the date the Incentive Stock Option is granted.  The exercise price of each Non-Statutory Stock Option, for each share of Common Stock deliverable upon the exercise of a Stock Option, is 100% of the fair market value of a share of Common Stock on the date the Non-Statutory Stock Option is granted.  In the event that any Non-Statutory Stock Option is granted an employee in lieu of a cash bonus, the exercise price of such Non-Statutory Stock Option, for each share of Common Stock deliverable upon the exercise of a Non-Statutory Stock Option, is 80% of the fair market value of a share of Common Stock on the date the Non-Statutory Stock Option is granted.

"Fair Market Value”, as of a particular date, means (i) if the shares of Common Stock are then listed or admitted for trading on a national securities exchange or quoted on the National Association of Securities Dealers Automated Quotation System, the last reported sales price of the Common Stock on such date or, if no such sale occurred, the average of the closing bid and ask prices, as applicable, of the Common Stock on the last trading day before such date, or (ii) if the shares of Common Stock are not then listed or admitted for trading on a national securities exchange, or quoted on the National Association of Securities Dealers Automated Quotation System, such value as the Board of Directors in its discretion, may determine in good faith.

During 2006, the Company has issued 570,000 Options pursuant to the Plan, and 1,000,000 Options were forfeited.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and other rights	Weighted-average exercise price of outstanding options, warrants and other rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,820,000	$0.136	22,180,000

Equity compensation plans not approved by security holders	0	0	0
	_________	______	_________
Total	2,820,000	$0.137	22,180,000

RECENT ISSUANCES OF UNREGISTERED SECURITIES

The Company previously reported in a Current Report on Form 8-K filed November 20, 2006 that on November 16, 2006, the Company sold to a group of outside investors (the “Note Purchasers”) $500,000 aggregate principal amount of its 12% Convertible Notes (the “Notes”).  The aggregate purchase price of the Notes was $500,000.  The Notes were sold in a private transaction arranged through Charles Morgan Securities, Inc. (“CMS”) pursuant to a Placement Agreement (the “Placement Agreement”) between the Company and CMS, which provides for the a private placement by CMS of up to $1,500,000 aggregate principal amount of the Notes.  The Notes issued and to be issued pursuant to the Placement Agreement are convertible into shares of the Company’s Common Stock at the rate of $.05 per share and are secured by a lien upon the Company’s accounts receivable and general intangibles and a pledge of 30,000,000 shares of the Company’s Common Stock.

Subsequent to November 16, 2006 through December 3, 2006, the Company sold an additional $900,000 aggregate principal amount of the Notes (the “Additional Notes”) in private transactions arranged through CMS pursuant to the Placement Agreement.  The Additional Notes are convertible into 18,000,000 shares of the Common Stock of the Company.

All of the Note Purchasers were accredited investors and the sale of the Additional Notes was exempt from registration under the Securities Act of 1933 pursuant to Section 4(6) thereof and Rule 506 thereunder.  In connection with the sale of the Additional Notes, CMS received (i) a placement fee equal to 10% of the aggregate proceeds ($90,000); (ii) a non-accountable expense allowance equal to 3% of the aggregate proceeds ($27,000) and (iii) a common Stock Purchase Warrant (the “Warrant”) for shares equal to 10% of the shares issuable upon conversion of the Additional Notes (1,800,000 shares). The Warrant is exercisable at $.06 per share.

During the first six months of 2006, in addition to the issuance of shares previously reported, the Company issued 100,000 shares of Common Stock in connection with a private placement offering and 15,000 shares of Common Stock as compensation to a consultant.  The Company received $15,000 in gross proceeds from the private placement offering and incurred no offering related costs.  The compensation expense that was satisfied by the issuance of the 15,000 shares of Common Stock was in the amount of $2,250.  Such transactions were exempt from registration pursuant to Rule 505 of Regulation D under the Securities Act.

On February 28, 2006, the Company and a stockholder entered a promissory note in the amount of $100,000, with a maturity date of August 15, 2006.  In connection with such transaction, the Company issued the stockholder warrants to purchase 266,667 shares of the Common Stock of the Company exercisable at $0.15 per share.

On March 10, 2006, the Company and a stockholder entered a promissory note in the amount of $24,000, with a maturity date of August 15, 2006.  In connection with such transaction, the Company issued the stockholder warrants to purchase 64,000 shares of the Common Stock of the Company exercisable at $0.15 per share.

On March 21, 2006, the Company and a stockholder entered a promissory note in the amount of $25,000, with a maturity date of June 21, 2006.  In connection with such transaction, the Company issued the stockholder warrants to purchase 66,667 shares of the Common Stock of the Company exercisable at $0.15 per share.

On April 1, 2006, the Company and a stockholder refinanced the terms of an existing $250,000 promissory note by extending the maturity date from April 1, 2006 to July 1, 2007.  In connection with such transaction, the Company issued the stockholder warrants to purchase 666,667 shares of the Common Stock of the Company exercisable at $0.15 per share.

On April 27, 2006, the Company and a stockholder entered a promissory note in the amount of $50,000, with a maturity date of July 31, 2006.  In connection with such transaction, the Company issued the stockholder warrants to purchase 133,333 shares of the Common Stock of the Company exercisable at $0.15 per share.  On July 31, 2006, the Company and the stockholder extended the term of the promissory note from July 31, 2006 to December 1, 2006.  In connection with such transaction, the Company issued the stockholder warrants to purchase 266,667 shares of the Common Stock of the Company exercisable at $0.05 per share.  On December 1, 2006, the Company and the stockholder extended the term of the promissory note from December 1, 2006 to April 1, 2007.  In connection with such transaction, the Company issued the stockholder warrants to purchase 266,667 shares of the Common Stock of the Company exercisable at $0.05 per share.

On May 1, 2006, the Company and a stockholder entered a promissory note in the amount of $25,000, with a maturity date of September 1, 2006.  In connection with such transaction, the Company issued the stockholder warrants to purchase 83,333 shares of the Common Stock of the Company exercisable at $0.15 per share.

On May 15, 2006, the Company issued a note in the amount of $200,000 to an unaffiliated investor.  In connection with such transaction, the Company issued the investor warrants to purchase 1,333,333 shares of the Common Stock of the Company exercisable at $0.15 per share.  On June 26, 2006, the Company and the investor entered a senior secured debenture agreement pursuant to which the prior note was refinanced and the Company received an additional $200,000 and the maturity date was set at September 26, 2006.  In connection with such transaction, the Company issued the stockholder warrants to purchase 2,666,666 shares of the Common Stock of the Company exercisable at $0.15 per share.

Each of the issuances of the warrants described above was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof as a transaction by the Company not involving any public offering.

ITEM 6. MANAGEMENT'S DISCUSSION AND PLAN OF OPERATIONS.

PLAN OF OPERATION

This discussion of Management’s Plan of Operation and other portions of this Annual Report contain forward-looking information that involves risks and uncertainties.  Our actual results could differ materially from those anticipated by the forward-looking information.  Factors that may cause such differences include, but are not limited to, availability and cost of financial resources, product demand, market acceptance and other factors discussed in this Annual Report under the heading “Risk Factors”.  This Plan of Operation should be read in conjunction with our financial statements and the related notes included elsewhere in this Annual Report.

Overview.

Since January 1, 2006, the Company’s major activities have been producing and selling product, as well as expanding its existing sales base.  Prior to January 1, 2006, the Company was a development stage company and recorded no revenues from sales.  Therefore, a comparison of the year ended December 31, 2006 to the year ended December 31, 2005 is not appropriate.  Additionally, the Company’s did not record its initial revenues from sales until the end of the quarter ending March 31, 2006, as a result of the sales authorizations it previously obtained from   approximately 22 supermarket chains to place its product in about 1,500 supermarkets.  However, most of these revenues from sales have been offset by slotting payments to the various stores at which the Company’s products are for sale.  Sales have continued to increase since the products introduction in March, 2006 as consumers became aware of the Company’s products primarily due to the Company’s marketing programs including advertisements, in store demonstrations and price promotions.  Presently the Company’s products are for sale in over 1,750 stores and the Company has received repeat orders from each of these supermarket chains.

Results of Operations.

During the year ended December 31, 2006, the Company recorded gross sales of $1,301,822.  There are no sales comparisons to the year ended 2005 because, as previously noted, the Company was a development stage company and, accordingly, recorded no sales.  Throughout the year the Company’s sales were constrained due to continuing cash flow problems due to lack of capital that limited the Company’s ability to manufacture and maintain sufficient inventories to meet all of its orders.  Consequently, the Company shorted numerous orders throughout the year which adversely effected sales.  Additionally, this lack of capital delayed the introduction of the Company’s products into many stores until the early part of the summer, consequently missing some of the peak summer selling season.  Therefore, the Company’s revenue for 2006 may not be indicative of what revenues from 1,500 stores would be for the entire year.  Nevertheless, the Company sales in many supermarket chains were quite strong, as independent data demonstrated that the Company’s products ranked in the top quartile of all ice cream novelties sold in these particular chains.  Quarterly sales peaked during the traditional peak summer season and then flattened out as the year ended.  While the Company’s products, like all ice cream products, are seasonal, they are less seasonal than traditional ice cream products due to the fact that they have fewer calories than traditional ice cream.

The Company will continue to promote its products aggressively throughout 2007.  The Company promotes its products by offering discounted pricing to retailers, coupons and in-store demonstrations to increase customer awareness of its products.  The Company continues to believe, based upon its sales experience during 2006, that the key to increasing market share is to get potential customers to try its products.  The Company considers this to be true, because the Company believes it offers the only no fat, no lactose, no sugar added ice cream with fewer calories than the competition while maintaining the taste and texture of full fatted premium ice cream.  This belief is supported by the positive feedback from brokers and store representatives, as well as from customers, that its products are being well received in the marketplace.

Consumers continued to become more aware of the Company’s products throughout the year and the Company’s sales were positively affected as a result of its marketing and promotional efforts.  This is reflected in a gradual increase in the number of cases sold per week per flavor in many chains.  Additionally, based upon independently prepared sales information provided to the Company, two of the Company’s ice cream bars ranked in the top quartile of all ice cream novelties sold in several major chains in the northeast representing approximately 550 stores.  Lastly, the Company’s products were selected by Frozen Food Age, an industry trade publication, in conjunction with Good Housekeeping magazine, as one of the Top Ten Best New Regional Products for 2006.

Presently, almost all of the Company’s sales have been to supermarkets.  While the Company has entered into several agreements with distributors to sell its impulse, or single serve, items, the Company has recorded minimal sales from this part of its business (less than 1% of the Company’s sales for the year) and these sales were considerably less than what the Company anticipated.  The Company believes this is a result of marketing its products to this class of trade too late in the season.  Consequently, distributors were reluctant to take on and promote the Company’s impulse items once their product lineup was already established for the summer.  Going forward, the Company plans to hire additional sales personnel to focus primarily on this part of its business, which is different from its supermarket business, although it has not yet done so and it may miss the 2007 summer season as well.  The Company continues to believe that sales of impulse items could be a significant source of future revenue.  However, the Company needs to hire marketing and sales people to focus solely on this class of trade, as it is distinctly different from sales to supermarket chains.

Approximately 85% of all of the Company’s revenues during 2006 were from the sale of ice cream bars. Approximately 12% of revenues were from the sales of ice cream cups and less than 3% of sales were from the sale of ice cream sandwiches.  The Company believes there are several reasons why the Company’s ice cream bars represented such a large portion of the Company’s sales.  First and foremost, the Company sales are dramatically influenced by what the supermarket chains and stores authorize the Company to sell in their respective stores.  Therefore, while the Company believes that all of its products appeal to consumers, if a particular supermarket chain or store doesn’t authorize a particular product, it will not be available for purchase at that respective chain or store.  Last year the vast majority of supermarket chains and stores authorized only the Company’s ice cream bars and only a few stores authorized its ice cream cups and sandwiches. The reasons for this are varied, but are directly correlated to what the supermarket chain or store already has for sale, as the stores want to have a variety of different items and flavors available for consumers to purchase, rather than having several different brands of the same product.  Accordingly, since the Company’s flavors of ice cream bars were significantly different from those of its competition, its ice cream bars were authorized more often than its cups or sandwiches.  Additionally, the Company’s lack of capital prevented the Company from always having both ice cream cups and sandwiches available, which also reduced their sales.  Late in the year the Company decided to focus on solely on selling its ice cream bars and voluntarily withdrew its ice cream cups and sandwiches.  This will allow the Company to focus on the items which the stores have authorized.  This withdrawal of products is not expected to adversely affect the Company’s revenues, as to date any chain or store that previously authorized ice cream cups or sandwiches has replaced it with an ice cream bar.  The Company will review on an ongoing basis whether or not to reintroduce its ice cream cups or sandwiches.

The Company ended 2006 with its products authorized for sale in approximately 22 supermarket chains representing approximately 1,700 stores, primarily in New England and the New York Metro area.  It also had a small presence in the Carolinas and in Florida.  On average these stores carried about 2-3 items per store.  The Company expects the number of products authorized in these stores to increase to 3-4 items per store.  Additionally, the Company expects the number of supermarkets authorizing the Company’s products to increase in 2007 to about 50 chains, increasing the number of stores the Company will have its products for sale in to about 3,200 stores.  The Company has already received new authorizations from 15 additional supermarket chains representing about 1,100 stores and is still awaiting responses with respect to another 20 supermarket chains representing 725 stores.  Based upon authorizations to date, in addition to the stores in New England, Florida and the New York Metro area it had last year, the Company will have a strong presence in the Philadelphia Metro region, as well as a stronger presence throughout the Carolinas.  The Company will also have its products available in the Washington-Baltimore Metro area.

The Company has no manufacturing facilities of its own and relies on third-party vendors, or co-packers, to manufacture its products.  Unlike traditional co-packing arrangements were the co-packer is responsible for purchasing all of the raw materials to manufacture the items and then selling the completed product back to the marketing company at a profit to reflect its manufacturing costs, the Company is responsible for purchasing and maintaining the inventory of all of the necessary ingredients and packaging and then paying a separate fee to the co-packer to manufacture its products.  While the traditional method would be more efficient and effective for the Company, because the Company would not be responsible for purchasing and maintaining inventories of raw materials, the uniqueness of the Company’s products, coupled with the start-up nature of the Company, precluded any co-packer from entering into such an arrangement at this time.

The Company presently manufacturers all of its ice cream bars at one co-packing facility and has no long term agreement to manufacture its products with this co-packer.  To supplement this production, the Company has entered into an agreement with a second co-packer, as the Company believes that the production time it can purchase from its initial co-packer will be insufficient to meet the Company’s demand for product in 2007.  The Company expects this new co-packer to be able to manufacture product for the Company by June 1, 2007.  During 2006, the Company employed the services of a third co-packer to manufacture its ice cream cups.  However, since the Company voluntarily discontinued its ice cream cups, it no longer employs the services of this co-packer.  To the extent that either co-packer is unable to manufacture the Company’s products going forward, or produce amounts that are sufficient to meet its orders, the Company would not be able to fill all of its orders and the Company could be adversely impacted if this were to happen.  The Company has had discussions with each of its co-packers to determine the likelihood that each co-packer can continue to meet the Company’s growing need for increased production.  Each co-packer has assured the Company that so long as the Company can continue to pay for such production in a timely basis, it has sufficient capacity to meet needs of the Company through 2007.  The Company anticipates the need to enter into a long-term production agreement with each co-packer once it can reasonably determine its sales for the next twelve months.  Additionally, the Company believes that until the Company is more stable financially, co-packers will not be willing to enter into a long-term agreement since they cannot be reasonably assured the Company will be able to pay for such production.

The Company incurred a net loss of $2,597,228 for the year ended December 31, 2006, compared to a net loss of $1,036,863 for 2005 when the Company was a development stage company.  While the Company generated gross sales of $1,301,822 during the year, the supermarkets and stores deducted approximately $884,068, or 68% of sales, to pay for slotting charges, promotional fees and payment discounts.  Accordingly, the Company recorded only $417,754 in net revenue for the year.  Slotting charges are one-time payments made to retail outlets to access their shelf space.  These fees are common in most segments of the food industry and vary from chain to chain.  While slotting payments to the initial stores are essentially paid for, with only about $211,000 remaining unpaid as of December 31, 2006.  The Company anticipates that until the rollout of its products to all stores in the country is completed, slotting expenses and discounts will continue to offset a portion of sales revenue.  However over time, as more stores authorize the Company’s products, slotting payments will represent a smaller portion of gross revenues than it did in 2006, as slotting payments are a one-time fee.  Nevertheless, as the Company receives new store authorizations, or receives an order from an authorized store for a new product that was not previously authorized, additional slotting expenses will most likely be charged by these new stores.

The $2,597,228 loss for the year 2006 was primarily a result of (i) one-time slotting fees and discounts, (ii) the Company’s cost of goods sold being greater than expected, and (iii) finance charges and interest expense as a result of borrowings undertaken by the Company during the fourth quarter and (iv) selling, general and administrative expenses.  Supermarkets deducted $884,068, or 68% of sales, in the year to pay for slotting charges, promotional fees and payment discounts.  The Company’s cost of goods sold, $1,382,796, was greater than expected, and its gross margin correspondingly lower, primarily due to the fact that the Company has not been able to generate any volume buying power for ingredients and packaging due to its lack of capital.  The Company believes it will be able to lower the cost of its ingredients and packaging if and when it can purchase these items in greater quantity.  The cost of goods sold was also greater due to production problems experienced during the start up of the manufacturing process early in 2006 due to the co-packers’ unfamiliarity of working with the Company’s product, which is different from working with a full fatted ice cream.  Additionally, the Company incurred significant finance and interest charges during the year as it raised additional equity capital as well as borrowed money to maintain its operations.  The Company believes that as its sales increase, and the payments for slotting are eventually reduced, the Company’s working capital will improve as a direct result of the reduction in slotting expenses.  Additionally, the Company expects that it will be able to purchase its raw materials, including packaging and ingredients, in sufficient volume to obtain discounts from what it has paid for these materials to date.

The Company’s selling, general and administrative expenses equaled $1,011,054 for the year.  Of this amount, $409,526 represented professional fees including legal, accounting and consulting fees, as well consultants’ reimbursable expenses.  However, the majority of this amount was related to the various financial advisory and investment banking fees the Company paid to its financial advisors.  $184,123 represented sales and distribution expenses including brokerage commissions, cold storage and freight charges to deliver the Company’s products from both its co-packers to its clients.  $151,157 represented salaries and benefits.  $69,467 was related to travel and entertainment expenses during the year primarily for the costs incurred in attending various sales meetings, trade conferences and making sales calls to the Company’s customers.  The balance was expended on related overhead.

The Company incurred significant finance and interest charges of $544,111 during the year related to all of its borrowings.  $101,008 represented interest charges, $15,300 represented amortization charges and $429,803 represented non-cash interest costs associated with the value of the warrants issued to lenders as additional compensation to the lenders for providing the loans to the Company.  The value of these warrants is considered to be additional interest and therefore is included in the Company’s interest expense even though it is a non-cash transaction.

Throughout the year the Company was constrained by a lack of capital.  Consequently, it could not afford to have in place the corporate infrastructure to manage the sales it recorded, which were greater than expected.  When it is economically feasible, the Company plans to hire one accounting person to handle its invoicing, accounts payable and accounts receivable and be responsible for maintaining the Company’s financial books and records.  Additionally, the Company intends to hire a quality assurance person to work with the Company’s co-packers and handle the logistic of ordering packaging and ingredients, as well as shipping finished product to the various distributors.  Lastly, the Company anticipates hiring one or two additional sales people to manage the Company’s sales efficiently and more effectively.

Demand for the Company’s products in 2006, as well as in the first quarter of 2007, continues to be greater than what the Company anticipated, as evidenced by the number of stores in which it has product available for sale.  However, the Company’s sales continue to be constrained by its lack of capital.  Accordingly, the Company believes its sales have been diminished by its lack of capital which adversely affected its ability to manufacture its products.  This is due to the fact that at various times during the year the Company did not have sufficient money to pay for ingredients and/or production time.  While several of the Company’s vendors have been willing to extend greater credit than is usual and customary and lengthen payment terms, other have not due to the start up nature of the Company.  Therefore, the Company did not always have sufficient product on hand to deliver all of its customers’ orders when requested.  Additionally, while the situation is improving, the Company is still incurring problems generally associated with start-up companies experiencing rapid growth, as well as having insufficient cash to be able to manage properly its inventories of raw materials and finished product.  However, the Company believes that as a result of the financing it undertook late in the year, coupled with an improvement in the Company’s cash flow as a result of diminished slotting payments, these problems were significantly reduced compared to the problems the Company incurred early in 2006.

The Company expects to begin receiving, before the end of the second quarter of 2007, initial orders for its products that were developed for schools.  These new products are ice cream bars identical in all respects to the Company’s current ice cream bars, except for the fact that they are smaller in size to meet the various portion requirements required by many school districts.  The Company believes that it is the only company to market ice cream novelties that are fat free, lactose free and have no added sugar to the institutional food service market serving schools.  The Company has presented its products at several major food service shows focusing on the educational food service market, and its products have been well received by school dieticians and food brokers alike.  As recently reported in the media, schools are under increasing pressure to remove “junk food” from school cafeterias and replace it with foods that have less fat, sugar and salt, as well as providing smaller portions.  Accordingly, the Company believes that given the number of lunches served every school day, coupled with the focus on childhood obesity and ridding school lunches of foods high in fat, sugar and salt, educational food service may be a large and growing market of business for the Company.

Liquidity and Capital Resources.

For the year ended December 31, 2006, the Company recorded a net loss of $2,597,228.  The Company’s total assets decreased by $111,799 to $678,254.  Cash decreased by $73,135 to $20,999, the Company’s inventory, including both raw materials and finished goods, decreased by $128,561 to $119,082 and prepaid management fees decreased by $90,750 to $35,500.  Accounts receivable, net of any discounts, increased from zero to $70,973.  These changes occurred primarily as a result of the commencement of the Company’s operations.  In addition, deferred financing costs increased from zero to $181,700 as a result of the placement fees payable to the Placement Agent on the convertible note incurred as described below.

During the year the Company raised $55,350 of additional equity capital from the sale of common stock.

The Company’s liabilities increased by $1,958,855 to $2,325,914.  The Company’s accounts payable increased by $229,924 to $294,287 and its accrued expenses increased by $46,756 to $83,759 as a result of the commencement of the Company’s operations.  The Company’s borrowings, not including its accounts payables, increased by $1,682,175 to $1,947,868.  The majority of this increase in the Company’s borrowings occurred as a result of the Company’s $1.4 million Convertible Notes it sold during the fourth quarter.  These Convertible Notes are secured by all of the assets of the Company and bear interest at the annual rate of 12% and are due and payable on October 1, 2008.  Additionally, the Convertible Notes are convertible into shares of the common stock at a conversion price of $0.05 per share.  The Convertible Note may be prepaid in whole or in part by the Company on ten days notice at par without penalty.

As of December 31, 2006, the Company had repaid $300,000 of a $400,000 short term loan the Company borrowed from an unaffiliated lender in June, 2006 (the “June Note”).  The June Note accrued interest at the annual rate of 12%.  In addition to the 12% interest, the lender also received a financing fee equal to 3% of the amount borrowed, as well as five-year warrants to purchase 2,666,666 shares of the Company’s common stock at the exercise price of $0.15 per share.  The June Note refinanced a similar Note the Company had with the lender for $200,000 that was issued in May, 2006 (the “May Note”).  The May Note also accrued interest at the annual rate of 12% and, in addition to a 3% financing fee, the Company issued five-year warrants to the lender to purchase 1,333,333 shares of the Company at the exercise price of $0.15 per share.  The Company failed to pay the June Note when it came due on September 26, 2006.  The Company was in default under the June Note and from September 26, 2006 until the June Note was repaid in its entirety, the June Note accrued interest at the default annual rate of 18%.  $300,000 of the June Note was repaid in the fourth quarter of 2006 and the remaining $100,000 in the first quarter of 2007.  Additionally, as a result of the issuance of the $1.4 million of Convertible Notes, each of the four million warrants received by the lender of the May and June Notes were repriced to be exercisable at $0.05 per share.

During the year the Company repaid a $25,000 loan taken out in March, 2006 from a shareholder that was neither a director nor an officer, and refinanced a $50,000 loan with another shareholder who was neither an officer nor director of the Company.  However, the Company was unable to reach a satisfactory agreement with four different shareholder lenders, each of which is not an officer or a director of the Company to refinance $399,000 of loans that came due during the year.  Consequently, the Company is currently in default on each of these four loans for failure to pay the principal and interest when due.  Each of these loans currently accrues interest at the default rate of interest equal to 18%.  Throughout the year, the Company issued two-year warrants to purchase 1,728,000 shares of the Company’s common stock at an exercise price of $0.15 per share as additional compensation to the lenders to either enter into these loans or refinance them.  Each lender received its pro rata share of these warrants.  Each of the loans that is currently in default is unsecured, but it has a priority right of repayment equal to fifty percent of all equity raised above $150,000, until each of the loans if fully repaid.

Other than the typical 30 day grace period for paying vendors, the Company presently has no bank credit lines that it may rely on to fund working capital.  However, many of the Company’s vendors have been willing to lengthen payment terms and generally accommodate the Company’s needs, based upon the fact that Company’s sales are increasing and that it is perhaps in their best interest to work with the Company during this period where free cash is tight.  Additionally, in exchange for extending additional credit to the Company and more favorable credit terms, the Company issued to one vendor, two year warrants to purchase 150,000 shares of common stock at an exercise price of $0.15 per share.  The Company’s President has deferred a portion of his salary, and certain consultants and employees have also deferred some or all of their compensation during the quarter.  The net effect of these accommodations has been to continue to allow the Company to manufacture product and to deliver most of its orders in a timely basis.  This has allowed the Company to grow its market share and gain favor with both the supermarkets and consumers of its products.

While the Company’s products are being accepted in the stores, and it is receiving repeat orders from all of its customers, the Company is still dependent upon additional capital in the near term in the form of either debt or equity to continue its operations.  This is necessary because the Company’s working capital is presently insufficient to pay for the necessary ingredients and packaging, as well as production costs to manufacture the Company’s expected orders, as well as to pay down its accounts payable and existing indebtedness.  While the financing that the Company closed in the fourth quarter stabilized the Company’s finances in the short term, it will still be dependent upon additional capital to insure its long term financial stability.  Compounding the Company’s liquidity problem, the Company presently does not have any sources of credit that it can access on a ready basis.  The Company requires additional capital in order to (i) purchase additional raw materials, including ingredients and packaging, as well as pay the cost of manufacturing its products all in a timely basis; (ii) pay advertising costs and other marketing expenses to promote the sale of its products; (iii) finish paying its slotting fees; (iv) repay its existing indebtedness including its accounts payable and (v) increase its corporate infrastructure.  The Company is presently working towards completing a financing which will provide the Company between $2,000,000 and $3,000,000 of additional capital; however, no assurances can be given that this financing or any other financing will be completed or if completed, will be on favorable terms to the Company.  To the extent that the Company is unable to receive such funding on a timely basis, the Company’s ability to continue to pay its existing obligations, as well as enter new markets or to exploit existing markets may be delayed or potentially lost and management’s revenue projections will not be met.  Additionally, it’s possible that the Company’s reputation may be damaged if it is not able to deliver its products to the supermarkets from which it has received orders.

ITEM 7.  FINANCIAL STATEMENTS

The Company’s audited financial statements for the years ended December 31, 2006 and December 31, 2005 are included as Appendix A to this Annual Report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A.  CONTROLS AND PROCEDURES

As of December 31, 2006, the Company’s management carried out an evaluation, with the participation of the Company's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the Company's disclosure controls and procedures and the Company’s internal control over financial reporting.  Management concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report were effective in timely alerting it to material information required to be included in the Company's periodic Securities and Exchange Commission filings and were also effective to ensure that the information required to be disclosed in reports filed or submitted under The Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.  There was no change in the Company's internal control over financial reporting that occurred during the fourth quarter of the fiscal year that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors, executive officers and significant employees of the Company, their ages and the positions they held, as of December 31, 2006, are set forth below.  The directors of the Company hold office until the next annual meeting of stockholders of the Company and until their successors in office are elected and qualified.  All officers serve at the discretion of the Board of Directors.  Mr. Bozzi, IV is the son of Mr. Bozzi, III.  There are no other family relationships among the Company’s executive officers and directors.

Executive Officers and Directors

Name	Position	Age	Since
Alexander L. Bozzi, III	Chairman of the Board, President, Chief Operating Officer & Chief Accounting Officer	63	June 25, 2004
Geno Celella	Director	71	June 25, 2004

Significant Employees

Name	Position	Age	Since
Alexander L. Bozzi, IV	Secretary of the Company	39	June 25, 2004
Ronald A. Boyle	Vice President, Sales	54	April 18, 2005

Alexander L. Bozzi, III – President and Chairman of the Board

Mr. Bozzi is the creator and the principal founder of the Company.  He is also the Company’s President, Chief Operating Officer and Chief Accounting Officer and is directly responsible for the day to day operations of the Company.  Mr. Bozzi has been in the ice cream business his entire adult life.  He is the third generation of his family to be involved in the industry.  From 1982 until 1987, Mr. Bozzi was employed by the Häagen Dazs Company, initially as General Manager of Häagen Dazs West and then as Director of National Chain Stores.  Mr. Bozzi left Häagen Dazs four years after it was acquired by Pillsbury Inc.  From 1987 to 1993, Mr. Bozzi was a private consultant to various ice cream and frozen dessert companies focusing on manufacturing, sales and distribution.  During this time he consulted for Cool A Coo Ice Cream of Whittier, CA and was responsible for expanding the company’s international business which provided the opportunity for the company to export ice cream novelties to several countries including China, Japan and the United Kingdom.  He also developed a line of products for Club Stores and obtained authorizations from retailers like Costco.  Mr. Bozzi also consulted for Integrated Specialty Foods (“ISF”) of California based in Commerce, CA, a company owned by his adult children, and its successor M.G.B. Specialty Foods, also of Commerce, CA.  M.G.B. was formed by the merger between ISF and Mario’s Gelato.  The combined operation was then moved to Sun Valley, CA.  The merger, facilitated by Mr. Bozzi, created the opportunity for ISF to become a manufacturer of ice cream products, rather than just a distributor.

Ronald A. Boyle - Vice President, Sales

Mr. Boyle is responsible for sales and marketing of the Company’s ice cream products.  From August, 2004 until April, 2005, Mr. Boyle was the owner-operator of RAB Sales and Marketing, LLC, a Philadelphia-based national food brokerage firm specializing in ice cream novelties and other frozen food items.  From December, 2000 until August, 2004, Mr. Boyle was National Sales Manager of Fruit Ices, LLC and directed the sales of Frozfruit Frozen Fruit Bars and Chill Smooth Fruit Ice throughout the United States, Canada, Puerto Rico and the Virgin Islands.  Prior thereto, he was Vice President of Sales of the Frozfruit Company from 1992 through 2000 until it was acquired by Fruit Ices, LLC in 2000.  During his career, Mr. Boyle has successfully managed the roll outs of several major consumer products such as Motrin, Diet Seven Up, various Frito Lay products and Haagen-Dazs Ice Cream stick bars.  He is a graduate of State University of New York at Albany.

Geno Celella - Director

Mr. Celella is a founder of the Company and has spent his entire career in the ice cream industry.  Since April, 2005, he has been Vice President of Production for Nutmeg Farms Ice Cream, located in West Hartford, CT, which formerly manufactured and co-packed certain of the Company’s products.  From June, 2004 through March 2005, he was the Company’s Senior Vice President of Product Development and Manufacturing.  From 2000 until June 2004, he was part owner of Kenwood Farms Ice Cream, a company also located in West Hartford, CT that manufactured and co-packed specialty ice creams.  Mr. Celella was responsible for all of Kenwood’s ice cream production.  From 1985 to 2000, he was General Manager of Production for Naugatuck Dairy located in Naugatuck, CT.  Prior thereto, from 1965 until 1985, Mr. Celella held a number of management positions with companies such as Brock-Hall Dairy, H.P. Hood and Baskin-Robbins.

Alexander L. Bozzi, IV - Secretary of the Corporation

As the Company’s Secretary, Mr. Bozzi is responsible for keeping the corporate records of the Company.  Mr. Bozzi is not an employee of the Company and receives no compensation for acting as such.  In addition, he has been employed since March, 2005 by Mosaic, Inc. as an Accounting Specialist.  Mosaic is a national non-profit agency based in Middletown, CT which provides services for the mentally handicapped throughout the United States.  Mr. Bozzi’s duties include managing the accounts payable, accounts receivable and client benefits tracking, as well as interfacing with various state and federal agencies that provide funding and oversight.  Prior thereto, he was employed by Kenwood Farms of West Hartford, CT as an office manager from April, 2003 to August 2004.  From May, 2001 to April, 2003, Mr. Bozzi was employed as an office manager for McCoy & Associates, Tarzana, CA.  From May, 1997 to May, 2001, Mr. Bozzi was a part owner of M.G.B. Specialty Foods based in Sun Valley, CA.  Mr. Bozzi was the company’s office and production manager.

The Company has not adopted a code of ethics applicable to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  The Company does not believe such a code of ethics would be meaningful to a company the size of the Company where one person performs all such functions.

The Company does not have a nominating committee of the Board of Directors and the Board has not established any procedures pursuant to which it will consider Board candidates recommended by shareholders.

The Company does not have an Audit Committee of the Board of Directors and therefore has no Audit Committee Financial Expert.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Actand the regulations of the SEC, the Company’s executive officers, directors and 5% beneficial owners must file reports of ownership and changes in ownership with the SEC.  To the Company’s knowledge, based solely on its review of such reports and amendments thereto, no executive officer or director of the Company failed to file such reports on a timely basis during the Company’s most recent fiscal year.  Charles Morgan Securities, Inc., a 5% beneficial owner, failed to timely file its initial statement of beneficial ownership on Form 3 with respect to its acquisition of common stock during the Company’s most recent fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered to us by our Chief Executive Officer and all other executive officers in such years who received or are entitled to receive remuneration in excess of $100,000 during the stated periods.

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year (1)	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compen-sation ($)	Total ($)
Alexander L. Bozzi, III President & Chairman	2006	52,000	0	0	0	0	0	0	52,000
	2005	52,000	0	0	0	0	0	0	52,000
	2004	13,000(2)	0	0	0	0	0	0	13,000

(1)

2004 is for the period since inception of the Company on June 25, 2004 through December 31, 2004.

(2)

The annualized salary for 2004 for Alexander L. Bozzi, III is $52,000 per year.

Mr. Bozzi does not have an employment agreement or arrangement, other than his annual salary of $52,000 per year.  No options or other stock awards have been granted to Mr. Bozzi.  The Company has not granted to Mr. Bozzi any benefits payable upon the termination of employment, his resignation or retirement or a change in control of the Company.

The Company's directors have not received any fees for their services as a director; however, they are reimbursed for expenses incurred by them in connection with conducting the Company's business.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table will identify, as of March 1, 2007, the number and percentage of outstanding shares of common stock of the Company owned by (i) each person known to the Company who owns more than five percent of the outstanding common stock, (ii) each named executive officer and director, and (iii) and all executive officers and directors of the Company as a group:

Title of Class	Name & Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class(2)
Common Stock	Eleanor C. Bayer 67 Old Colony Road, Old Lyme, CT 06371	12,700,000 Shares (3)	14.12%
Common Stock	Alexander L. Bozzi, III (4) c/o Joseph Levine & Associates 555 Sherman Avenue, Hamden, CT 06514	3,175,000 Shares (4)	3.53%
Common Stock	Beulah J. Celella (5) 240 Park Road, West Hartford, CT 06119	9,500,000 Shares (5)	10.56%
Common Stock	Paul Taboada (6) c/o Charles Morgan Securities, Inc. 120 Wall Street New York, NY 10005	10,600,000 Shares (6)	11.79%
Common Stock	Geno Celella (7) 240 Park Road, West Hartford, CT 06119	1,075,000 Shares (7)	1.20%
Common Stock	Marvanal, Inc.(8) c/o Joseph Levine & Associates 555 Sherman Avenue, Hamden, CT 06514	12,950,000 Shares (8)	14.40%

Title of Class	Name & Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class(2)
Common Stock	AAR Accounts Family Ltd Partnership(9) c/o Attn: Andrew & Aniela Roth 17 Beverly Road Little Neck, NY 11363	10,000,000 Shares	10.01%
Common Stock	Elliott Tertes (10) c/o Goodman, Rosenthal & McKenna, 977 Farmington Avenue, Suite 200 West Hartford, CT 06107	8,925,000 Shares	9.92%
Common Stock	Michael Traba (11) 3836 Keeler Avenue, Suite 200, Chicago, IL 60641	7,483,333 Shares	8.29%
Common Stock	All Officers & Directors as a Group (12)	13,750,000 Shares	15.29%

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

(2)

Based on 89,926,500 shares outstanding as of March 1, 2007.

(3)

As reported on Schedule 13D filed with the Securities and Exchange Commission (“SEC”) on January 5, 2006.

(4)

Alexander L. Bozzi, III is the Company’s President and Chairmen of the Board.  Includes 2,000,000 shares held by Family Trust #1 of 2004, an irrevocable Connecticut trust, the beneficiaries of which are certain family members of Alexander L. Bozzi, III.  Mr. Bozzi is co-trustee of the trust together with an unaffiliated person.  Includes 100,000 shares held by Mr. Bozzi’s spouse, Giovanna Bozzi.  Does not include 100,000 shares held by Mr. Bozzi’s adult son, Alexander L. Bozzi IV and Marvanal, Inc., as described in Note 8.

(5)

As reported on Schedule 13D filed with the SEC on January 9, 2006.  The share total does not include 1,075,000 shares owned by Ms. Celella’s spouse, Geno Celella, a director of the Company, as noted in Note 6.

(6)

Includes 1,705,000 shares held by Mr. Toboada directly and 1,730,000 shares held by Charles Morgan Securities, Inc., 3,975,000 shares held by PCM Industries Inc. and 3,190,000 shares held by Mandalay Industries Inc., each of which corporation is controlled by Mr. Taboada.

(7)

As reported on Schedule 13D filed with the SEC on January 6, 2006.  Geno Celella is a director of the Company.  The share total does not include 9,500,000 shares owned by Mr. Celella’s spouse, Beulah J. Celella, as noted in Note 5.

(8)

As reported on Schedule 13D filed with the SEC on January 5, 2006.  Marvanal, Inc. is a Nevada Corporation.  All of the outstanding shares of Marvanal, Inc. are owned by the adult children of the Company’s President, Alexander Bozzi, III:  Alexander Bozzi, IV, the Company’s Secretary, is the President of Marvanal, Inc. and together with his siblings controls Marvanal, Inc.  Does not includes 100,000 shares owned by Mr. Bozzi, IV individually.

(9)

Includes 10,000,000 shares which the AAR Accounts Family Ltd Partnership has the immediate right to acquire pursuant to a convertible debenture issued on November 9, 2006.

(10)

Elliott Tertes is a former business partner of both Alexander Bozzi, III and Geno Celella.

(11)

Includes 550,000 shares owned by Mr. Traba’s wife, Christine Traba, and 333,333 shares which Mr. Traba has the immediate right to acquire pursuant to warrants issued on September 22, 2005.  Does not include 500,000 shares owned by Mr. Traba’s adult son, Andrew Traba.

(12)

Includes shares owned or controlled by Alexander L. Bozzi, III, and Geno Celella, each of their spouses, shares owned by the Family Trust #1 of  2004 and the shares owned by Alexander L. Bozzi, IV.  Does not include shares owned by Marvanal, Inc.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 27, 2004, the Company acquired, via a tax free stock merger, all of the outstanding shares of Milt & Geno’s Frozen Desserts, Inc. (“M&G’s”) for 25,000,000 shares of the Company’s Common Stock.  M&G’s was a company that had similar ownership with the Company, but the Company did not control M&G’s.  Alexander L Bozzi, III, the Company’s President, and Geno Celella, a director of the Company, were each shareholders of M&G’s, as were two additional founders of the Company: Milton Bayer and Elliott Tertes.  Collectively, Messrs. Bozzi, Celella, Bayer and Tertes owned ninety-six percent (96%) of M&G’s.  Mr. Bayer and Mr. Tertes have not been officers or directors of the Company.  Additionally, Mr. Tertes was the sole trustee of a voting trust created to vote the M&G’s shares beneficially owned by Mr. Bayer and Mr. Celella.  Therefore, Mr. Tertes controlled M&G’s by virtue of controlling seventy-two percent (72%) of the stock of M&G’s.  The Company acquired M&G’s because it believed that M&G’s had certain formulas and recipes that would enhance the Company’s development.  Additionally, the Company acquired the brand name and trade dress, together with some limited inventory, for M&G’s ice cream product Absolutely Free™.  The Company also assumed less than $10,000 in liabilities as a result of the transaction.

Nutmeg Farms Ice Cream, LLC (“Nutmeg”) is a Connecticut Limited Liability Company based in West Hartford, CT that prior to their being voluntarily discontinued by the Company late in 2006 manufactured and co-packed the Company’s ice cream cups and sundaes.  While they no longer co-pack for the Company, they are involved in certain product testing for the Company.  Nutmeg employs Geno Celella, a director of the Company, but he has no equity interest in Nutmeg.  Nutmeg was chosen to manufacture the ice cream cups and sundaes for the Company as a result of their expertise in making and co-packing ice cream and ice cream novelties, as well as price considerations, and not solely due to the fact that Mr. Celella is employed by Nutmeg.  The co-packing fees paid to Nutmeg were negotiated at an “arm’s length” agreement and the Company believes that they are comparable to those that would have been paid to an unaffiliated third party.  The fees paid to Nutmeg for co-packing in 2006 were $10,115.47 and the fees paid for product testing in 2006 were $3,413.50 and are expected to be of an lesser amount in 2007 due to the fact that Nutmeg is no longer co-packing any of the Company’s products.

ITEM 13.  EXHIBITS

THE ENLIGHTENED GOURMET, INC.

Exhibit 3 (i).1.  Articles of Incorporation.  (Incorporated by reference to correspondingly-numbered exhibit filed with the Company’s Registration Statement on Form 10-SB on November 1, 2005.)

Exhibit 3(i).2.  Certificate of Correction to Articles of Incorporation, as filed with the Secretary of  State of Nevada on October 21, 2004.  (Incorporated by reference to correspondingly-numbered exhibit filed with the Company’s Registration Statement on Amendment No. 1 to Form 10-SB on December 12, 2005.)

Exhibit 3(ii).  Bylaws.  (Incorporated by reference to correspondingly-numbered exhibit filed with the Company’s Registration Statement on Form 10-SB on November 1, 2005.)

Exhibit 10.1.  Stock Option Plan.  (Incorporated by reference to correspondingly-numbered exhibit filed with the Company’s Registration Statement on Amendment No. 1 to Form 10-SB on December 12, 2005.)

Exhibit 10.2.  Agreement and Plan of  Merger, dated as of September 1, 2004, among the Company, Gourmet Merger Sub, Inc. and Milt & Geno’s Frozen Desserts, Inc. (Incorporated by reference to correspondingly-numbered exhibit filed with the Company’s Registration Statement on Amendment No. 1 to Form 10-SB on December 12, 2005

Exhibit 10.3.  Form of Subscription Agreement executed with various investors in connection with private placement of Company stock in 2005.  (Incorporated by reference to correspondingly-numbered exhibit filed with the Company’s Registration Statement on Amendment No. 1 to Form 10-SB on December 12, 2005.)

Exhibit 10.4.  Investment Advisory Agreement, dated as of October 31, 2006, between the Company and Charles Morgan Securities, Inc.  (Incorporated by reference to correspondingly-numbered exhibit filed with the Company’s Current Report on Form 8-K on November 20, 2006.)

Exhibit 10.5.  Investment Banking Agreement, dated as of October 31, 2006, between the Company and Charles Morgan Securities, Inc.  (Incorporated by reference to correspondingly-numbered exhibit filed with the Company’s Current Report on Form 8-K on November 20, 2006.)

Exhibit 10.6.  Form of 12% Convertible Note issued to each of the Note Purchasers.  (Incorporated by reference to correspondingly-numbered exhibit filed with the Company’s Current Report on Form 8-K on November 20, 2006.)

Exhibit 10.7.  Form of Security Agreement with the Note Purchasers.  (Incorporated by reference to correspondingly-numbered exhibit filed with the Company’s Current Report on Form 8-K on November 20, 2006.)

Exhibit  21.  Subsidiaries of the Company.  (Filed herewith.)

Exhibit 31.1.  Certification of principal executive officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  (Filed herewith.)

Exhibit 31.2.  Certification of principal financial officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  (Filed herewith.)

Exhibit 32.  Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

ITEM 14.  PRINCIPAL ACCOUNTANT FEES:

Audit Fees

The aggregate fees billed by Mahoney Sabol & Company, LLP, our auditors for professional services rendered for the audit of our annual financial statements and in connection with statutory and regulatory filings were $39,730 and $14,000 for the years ended 2006 and 2005, respectively.  This category also includes the review of interim financial statements and services in connection with registration statements and other filings with the Securities and Exchange Commission.

Audit Related Fees

For the years ended 2006 and 2005, Mahoney Sabol & Company, LLP did not bill any fees relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above.

Tax Fees

For the years ended 2006 and 2005, Mahoney Sabol & Company, LLP did not bill any fees for tax compliance, tax advice and tax planning services.

For the years ended 2006 and 2005, Mahoney Sabol & Company, LLP did not bill any fees for other products and services not described above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ENLIGHTENED GOURMET, INC.

By:  /s/ ALEXANDER L. BOZZI, III

April 17, 2007

Alexander L. Bozzi, III, President

(Principal Executive Officer)

By:  /s/ ALEXANDER L. BOZZI, III

April 17, 2007

Alexander L. Bozzi, III, Chief Accounting Officer

(Principal Financial Officer)

By:  /s /ALEXANDER L. BOZZI, III

April 17, 2007

Alexander L. Bozzi, III

Director

By:  /s /GENO CELELLA

April 17, 2007

Geno Celella

Director

Appendix A

FINANCIAL STATEMENTS

THE ENLIGHTENED GOURMET, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS AND

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FOR EACH OF THE YEARS IN THE TWO YEAR PERIOD ENDED DECEMBER 31, 2006.

THE ENLIGHTENED GOURMET, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS FOR

EACH OF THE YEARS IN THE TWO YEAR PERIOD ENDED DECEMBER 31, 2006

Mahoney

Sabol & Company

CERTIFIED PUBLIC ACCOUNTANTS

Report of Independent Registered Public Accounting Firm

Board of Directors and stockholders

The Enlightened Gourmet, Inc. and Subsidiary

West Hartford, CT 06119

We have audited the consolidated balance sheet of The Enlightened Gourmet Inc. and Subsidiary (the “Company”) as of December 31, 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2006.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engage to perform, an audit of its internal control over financial reporting.  Our audit included consideration of the internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Enlightened Gourmet Inc. and Subsidiary as of December 31, 2006 and the results of its operations and its cash flows for each of the years in two-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mahoney Sabol & Company

Certified Public Accountants

Glastonbury, Connecticut

April 16, 2006

95 Glastonbury Boulevard    T 860.541.2000    cpas@mahoneysabol.com

Glastonbury, CT 06033    F 860.541.2001    www.mahoneysabol.com

THE ENLIGHTENED GOURMET, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2006

ASSETS

CURRENT ASSETS:
Cash and Cash Equivalents		$20,999
Accounts Receivable	$282,204
Less Allowance for Discounts	211,231	70,973
Inventory
Finished Goods	$43,837
Raw materials	75,245	119,082
Prepaid Expenses		35,500
TOTAL CURRENT ASSETS		246,554

DEFERRED FINANCING COSTS		181,700

INTANGIBLE ASSETS		250,000

TOTAL ASSETS		$678,254

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable		$294,287
Accrued expenses		83,759
Notes Payable
Stockholders	$447,868
Other	100,000	547,868
TOTAL CURRENT LIABILITIES		925,914

CONVERTIBLE DEBENTURES		1,400,000

TOTAL LIABILITIES		2,325,914

STOCKHOLDERS’ DEFICIT:
Common stock, par value $0.001, 150,000,000 authorized,
119,926,500 issued and 89,926,500 outstanding		119,926
Additional Paid in Capital		2,572,947
Accumulated Deficit		(3,703,241)
		(1,010,368)
Less: Treasury stock		(30,000)
Unearned compensation		(607,292)
TOTAL STOCKHOLDERS’ DEFICIT		(1,647,660)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$678,254

THE ENLIGHTENED GOURMET, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years ended December 31, 2006 and 2005

	Year Ended	Year Ended
	December 31, 2006	December 31, 2005
REVENUE:
Sales of Products	$1,301,822	$-
Less Discounts and Slotting Fees	(884,068)	-
NET REVENUE	417,754	-

COST OF SALES	1,382,796	-

GROSS MARGIN	(965,042)	-

EXPENSES:
Selling, General & Administrative	1,011,054	1,022,373
Loss on abandonment of fixed assets	77,021	-
Interest	544,111	14,490
	1,632,186	1,036,863

LOSS BEFORE TAXES	(2,597,228)	(1,036,863)

INCOME TAX EXPENSE	-	-

NET LOSS	$(2,597,228)	$(1,036,863)

BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$(0.01)

Weighted Average Number of
Shares of Common of Stock Outstanding	78,800,589	72,642,014

THE ENLIGHTENED GOURMET, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

For the Years ended December 31, 2006 and 2005

					Common
					Stock	Unamortized
	Common Stock		Paid In		Subscribed/	Compensation	Treasury
	Shares	Amount	Capital	Deficit	Receivable	Expense	Stock	Total

Balance, December 31, 2004	66,500,000	$66,500	$253,500	$(69,150)	$-	$-	$-	$250,850

Common Stock Issued at
$0.10 per share issued pursuant
to private placements January
24, 2005 to June 15, 2005	8,045,000	8,045	796,455	-	-	-		804,500

Shares issued for Consulting
Services June 15, 2005	215,000	215	21,285	-	-	-	-	21,500

333,333 warrants issued
pursuant to stockholder note
payable September 21, 2005 at
a value of $0.036 per warrant	-	-	12,000	-	-	-	-	12,000

Common Stock Issued at
$0.15 per share issued pursuant
to private placements October 1,
2005 to December 31, 2005	1,373,333	1,373	204,627	-	-	-	-	206,000

1,500,000 options issued for
Consulting Services
December 15, 2005	-	-	127,140	-	-	-	-	127,140

666,667 Warrants Issued
pursuant to Stockholder Note
Payable December 21, 2005 at
a value of $0.0463 per warrant	-	-	30,867	-	-	-	-	30,867

Shares issued for Consulting
Services December 27, 2005	59,167	59	6,941	-	-	-	-	7,000

100,000 shares subscribed of
common stock at $0.15 per
share December 28, 2005	-	-	14,900	-	100	-	-	15,000

Common Stock Subscription
Receivable December 28, 2005	-	-	-	-	(15,000)	-	-	(15,000)

Net loss for year ended
December 31, 2005	-	-	-	(1,036,863)	-	-	-	(1,036,863)

Balance, December 31, 2005	76,192,500	$76,192	$1,467,715	$(1,106,013)	$(14,900)	$-	$-	$422,994

THE ENLIGHTENED GOURMET, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(CONTINUED)

For the Years ended December 31, 2006 and 2005

					Common
					Stock	Unamortized
	Common Stock		Paid In		Subscribed/	Compensation	Treasury
	Shares	Amount	Capital	Deficit	Receivable	Expense	Stock	Total

Balance, December 31, 2005	76,192,500	76,192	1,467,715	(1,106,013)	(14,900)	-	-	422,994

Stock Subscription Received	-	-	-	-	15,000	-	-	15,000

100,000 shares issued pursuant
to stock subscribed	100,000	100	-	-	(100)	-	-	-

Common Stock Issued at
$0.15 per share issued pursuant
to private placements January 1,
2006 to March 31, 2006	369,000	369	54,981	-	-	-	-	55,350

397,334 Warrants Issued pursuant
to Stockholder Notes Payable
at a value of $0.0444 per warrant	-	-	17,647	-	-	-	-	17,647

3,066,460 Warrants Issued
pursuant to Investment
Banking Agreement at a
value of $0.0741 per warrant	-	-	227,225	-	-	(227,225)	-	-

883,332 Warrants Issued pursuant
to Stockholder Notes Payable
at an average value
of $0.0434 per warrant	-	-	38,371	-	-	-	-	38,371

1,333,333 Warrants Issued
pursuant to Note Payable
at a value of $0.0745 per warrant	-	-	99,333	-	-	-	-	99,333

2,666,666 Warrants Issued
pursuant to Note Payable
at a value of $0.0749 per warrant	-	-	199,732	-	-	-	-	199,732

150,000 Warrants Issued to Vendor
at a value of $0.0572 per warrant	-	-	8,580	-	-	-	-	8,580

Amortization of Compensation
Expense related to Investment
Banking Agreement	-	-	-	-	-	18,936	-	18,936

266,667 Warrants Issued
pursuant to refinancing of
Stockholder Notes Payable
at exercise price of $0.15/share	-	-	12,534	-	-	-	-	12,534

Expiration of Warrants issued
pursuant to Investment
Banking Agreement	-	-	(227,225)	-	-	227,225	-	-

THE ENLIGHTENED GOURMET, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(CONTINUED)

For the Years ended December 31, 2006 and 2005

					Common
					Stock	Unamortized
	Common Stock		Paid In		Subscribed/	Compensation	Treasury
	Shares	Amount	Capital	Deficit	Receivable	Expense	Stock	Total
Reversal of amortization of
Compensation Expense related
to Investment Banking
Agreement	-	-	-	-	-	(18,936)	-	(18,936)

Shares issued for Consulting
Services June 15, 2005	15,000	15	2,235	-	-	-	-	2,250

266,667 Warrants Issued
pursuant to refinancing of
Stockholder Notes Payable	-	-	4,133	-	-	-	-	4,133

Issuance of stock to Investment
Banker for investment
banking fees	13,250,000	13,250	649,250	-	-	(662,500)	-	-

Issuance of Treasury Stock
held in escrow as security
for convertible note holders	30,000,000	30,000	-	-	-	-	(30,000)	-

Amortization of management
fee compensation expense	-	-	-	-	-	55,208	-	55,208

Compensation expense from
Option Plan	-	-	18,436	-	-	-	-	18,436

Net loss for year ended
December 31, 2006	-	-	-	(2,597,228)	-	-	-	(2,597,228)

Balance, December 31, 2006	119,926,500	$119,926	$2,572,947	$(3,703,241)	$-	$(607,292)	$(30,000)	$(1,647,660)

THE ENLIGHTENED GOURMET, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Years ended December 31, 2006 and 2005

	Year Ended	Year Ended
	December 31, 2006	December 31, 2005
CASH FLOWS FROM
OPERATING ACTVIVITIES:
Net Loss	$(2,597,228)	$(1,036,863)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Loss on abandonment of equipment	77,021	-
Stock compensation – consulting fees	-	127,140
Amortization of deferred financing costs	15,300	-
Amortization of debt discount	694,175	13,560
Increase in sales allowances taken	211,231	-
Issuance of warrant to vendor	8,580	-
Consultant stock compensation	2,250	43,500
Option Plan compensation expense	18,436	-
Amortization of stock compensation
management fee expense	55,208	-
Changes in Current Assets and Liabilities:
Accounts Receivable	(282,204)	-
Inventory	(128,561)	(247,643)
Prepaid Expenses	94,500	(100,000)
Accounts Payable	229,924	23,336
Accrued Expenses	46,755	37,003
NET CASH USED IN
OPERATING ACTIVITIES	(1,554,613)	(1,139,967)

CASH FLOWS FROM INVESTING ACTIVITIES:
Equipment	(4,995)	(72,026)
Deferred financing costs	(197,000)	-
NET CASH USED IN
INVESTING ACTIVITIES	(201,995)	(72,026)

CASH FLOWS FROM
FINANCING ACTIVITIES:
Proceeds from Convertible Debenture	1,400,000	-
Proceeds from Note	376,000	-
Payment on Note	(300,000)	-
Proceeds from Stockholder Notes	212,123	295,000
Payment of Stockholder Notes	(75,000)	-
Sale of Common Stock & Warrants	70,350	1,010,500
NET CASH PROVIDED BY
FINANCING ACTIVITES	1,683,473	1,305,500

NET (DECREASE)/INCREASE IN CASH	(73,135)	93,507

CASH, BEGINNING	94,134	627

CASH, ENDING	$20,999	$94,134

Non-cash investing activities	$-	$-

Interest paid	$15,988	$950

THE ENLIGHTENED GOURMET, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years ended December 31, 2006 and 2005

NOTE 1.

GENERAL ORGANIZATION AND BUSINESS:

The Enlightened Gourmet, Inc. (the “Company”) was organized in the State of Nevada on June 25, 2004.  On September 27, 2004, the Company acquired, via a tax free stock exchange with a wholly-owned and newly-formed subsidiary of the Company, all of the outstanding shares of Milt & Geno’s Frozen Desserts, Inc. (“M&G’s”).  The Company acquired M&G’s because it believed that M&G’s had certain formulas and recipes that would enhance the Company’s development.  Additionally, the Company acquired the brand name and tradedress, together with some limited inventory (less than $10,000) and certain liabilities, related to M & G’s fat free ice cream product Absolutely Free™.  The transaction did not result in a business combination since M & G’s had no operations at the time.

The Company seeks to establish itself as a leading marketer and manufacturer of fat-free foods.  The Company during the year ended has developed several major customers and is shipping product to about 22 supermarket chains representing approximately 1,700 stores.  Its major activities consist of producing and selling product and expanding its existing sales base; therefore management has determined that it is no longer a development stage entity.

NOTE 2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Cash and Cash Equivalents:

Cash and Cash Equivalents include demand deposits with banks and highly liquid investments with remaining maturities, when purchased, of three months or less.  Included in Cash and Cash Equivalents is $14,930 in an escrow account that was established for deposit of the proceeds from the Convertible Debenture Offering (See Note 6).

Inventories:

Inventories are stated at the lower of cost or market.  The cost of inventories is determined by the first-in, first-out (“FIFO”) method.  Inventory costs associated with Semi-Finished Goods and Finished Goods include material, labor, and overhead, while costs associated with Raw Materials include only material.  The Company provides inventory allowances for any excess and obsolete inventories.  During the year ended December 31, 2006, the Company wrote off $51,963 of obsolete raw material inventory and $65,450 of finished goods inventory, which are included in Costs of Sales.

Intangible Assets and Debt Issuance Costs:

Management assesses intangible assets for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable.  For other intangible assets, the impairment test consists of a comparison of the fair value of the intangible assets to their respective carrying amount.  The Company uses a discount rate equal to its average cost of funds to discount the expected future cash flows.  There were no intangible assets deemed impaired as of December 31, 2006.

Debt issuance costs are amortized over the life of the related debt or amendment.  Amortization expense for debt issuance costs for the years ended December 31, 2006 and 2005 were $15,300 and $0, respectively, and is estimated to be approximately $95,977 in 2007 and $85,731 in 2008 based upon the expected maturities of Convertible Debentures as described in Note 6.

Financial Instruments:

Market values of financial instruments were estimated in accordance with Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, and are based on quoted market prices, where available, or on current rates offered to the Company for debt with similar terms and maturities.  Unless otherwise disclosed, the fair value of financial instruments approximates their recorded values.

Stock Options:

The Company complies with SFAS No. 123R, “Share-Based Payment,” issued in December 2004 (“SFAS 123R”).  SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25 (“APB No. 25”).  Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize in the financial statements the cost of employee services received in exchange for awards of equity instruments, based on the fair value of those awards as of the vested date.

Income Taxes:

Income tax expense is based on pretax financial accounting income.  The Company recognizes deferred tax assets and liabilities based on the difference between the financial reporting and tax bases of assets and liabilities, applying tax rates applicable to the year in which the differences are expected to reverse, in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”).  A valuation allowance is recorded when it is more likely than not that the deferred tax asset will not be realized.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  In the Company’s opinion, it is uncertain whether it will generate sufficient taxable income in the future to fully utilize the net deferred tax asset.  Accordingly, a valuation allowance equal to the deferred tax asset has been recorded.

Revenue Recognition:

Sales, net of an estimate for discounts, returns, rebates and allowances, and related cost of sales are recorded in income when goods are shipped, at which time risk of loss and title transfers to the customer, in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements,  as amended by Staff Accounting Bulletin No. 104, Revenue Recognition.

Additionally, the Company must initially pay customers for shelving space in the form of “slotting fees.”  “Slotting fees” are one-time payments made to retail outlets to access their shelf space.  These fees are common in most segments of the food industry and vary from chain to chain.  Supermarket chains generally are reluctant to give up shelf space to new products when existing products are performing.  These fees are deducted directly from revenues and revenues are shown net of such costs.

Shipping and Handling Costs:

Shipping and handling costs are included in Selling, General and Administrative expense and are expensed as incurred.  In 2006 and 2005 shipping and handling costs totaled $122,316 and $0, respectively.

Advertising and Promotions:

Advertising and promotional costs including print ads, commercials, catalogs, brochures and co-op are expensed during the year incurred.  Advertising and promotional costs totaled $82,233 in 2006 and $168,528 in 2005.

Use of Estimates:

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Recent Accounting Pronouncements:

In February 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an Amendment of SFAS 133 and SFAS 140 (“SFAS 155”).  SFAS 155 simplifies accounting for certain hybrid instruments under SFAS 133 by permitting fair value remeasurement for financial instruments that otherwise would require bifurcation and eliminating SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which provides that beneficial interests are not subject to the provisions of SFAS 133.  SFAS 155 also eliminates the previous restriction under SFAS 140 on passive derivative instruments that a qualifying special-purpose entity may hold.  SFAS 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s fiscal year that begins after September 15, 2006.  The adoption is not expected to have an impact on the Company’s results of operations, financial condition or liquidity.

In April 2006, the FASB issued FSB FIN 46(R)-6, Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R) (“FIN 46R-6”), which requires the variability of an entity to be analyzed based on the design of the entity.  The nature and risks in the entity, as well as the purpose for the entity’s creation, are examined to determine the variability in applying FIN 46R.  The variability is used in applying FIN 46R to determine whether an entity is a variable interest entity, which interests are variable interests in the entity, and who is the primary beneficiary of the variable interest entity.  This statement is effective for all reporting periods beginning after June 15, 2006.  Since FSP FIN 46R-6 is for prospective entities, the adoption had no effect on the Company’s results of operations, financial condition or liquidity.

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions.  FIN 48 requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained, based on the technical merits of the position.  The provisions of FIN 48 are effective as of January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings (accumulated deficit) of the earliest year presented in those financial statements.  The adoption will have no impact on the Company’s results of operations, financial condition or liquidity as the Company has had only tax loss carry forwards since inception and has taken no tax positions as suggested in FIN 48.

In September 2006, the SEC staff issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”).  SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements.  Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements, the “roll-over” and “iron curtain” methods.  SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company’s financial statements and the related financial statement disclosures.  This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. The Company currently uses the dual approach; therefore, SAB 108 had no effect on the Company’s results of operations, financial condition or liquidity.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement.  Where applicable, SFAS 157 simplifies and codifies fair value related guidance previously issued within GAAP. Although SFAS 157 does not require any new fair value measurements, its application may, in certain instances, change current practice.  SFAS 157 is effective for the Company in 2008. The Company is evaluating the impact of adopting SFAS 157 on the Company’s results of operations, financial condition and liquidity.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including An Amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities.  Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute.  SFAS 159 is effective for fiscal years that begin after November 15, 2007.  The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption.  The Company is currently evaluating the impact, if any, of SFAS 159 on our Consolidated Financial Statements.

NOTE 3.

GOING CONCERN:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  However, the Company is presently still dependent upon additional capital in the form of either debt or equity to continue its operations and is in the process of continuing to raise such additional capital through private placements of securities.  This additional capital is necessary, because the Company’s working capital is presently insufficient to pay for the necessary ingredients and packaging, as well as production costs to manufacture the Company’s present and expected orders.  Compounding this problem, the Company presently does not have any sources of credit that it can access on a ready basis.  In addition to needing additional capital to maintain it operations, the Company also needs to raise capital to pay for the various shareholder notes that are currently in default.  (See Note 5)

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $2,597,228 during the year ended December 31, 2006.  Additionally, as of that date, the Company’s current liabilities exceeded its current assets.  Those factors, and those described above, create an uncertainty about the Company’s ability to continue as a going concern.  Management is developing a plan to (i) continue to contain overhead costs, (ii) increase sales (iii) significantly increase gross profits as significant slotting fees incurred during 2006 will not be required for those supermarket chains in 2007 and (iv) raise outside debt or equity.  These steps, if successful, together with the monies raised in early 2007 (see Note 15) provide management with a course of action they believe will allow the Company to deal with the current financial conditions and continue its operations.

NOTE 4.

IMPAIRMENT:

As of December 31, 2006, the Company performed an evaluation for impairment on its intangible and fixed assets and recorded an associated impairment charge of $77,021 in the accompanying consolidated statement of operations for the abandonment of equipment that was determined not to be used in operations.

The impairment of intangible assets with respect to the non patented technology was assessed in accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).  The impairment test required us to estimate the fair value of the intangible asset.  Management estimated fair value using a discounted cash flow model.  Under this model, management utilized estimated revenue and cash flow forecasts, as well as assumptions of terminal value, together with an applicable discount rate, to determine fair value.  Management then compared the carrying value of the intangible asset to its fair value.  Since the fair value is greater than its carrying value, no impairment charge was recorded.

NOTE 5.

NOTES PAYABLE:

Stockholders:

(a) A stockholder, on December 21, 2005, made cash advances to the Company of $245,000 (the “December 2005 Promissory Note”), which is $5,000 less than its face value of $250,000, resulting in a discount.  The December 2005 Promissory Note did not accrue interest and is prepayable by the Company without penalty at any time.  The borrowing was due and payable on April 1, 2006.  In consideration of making the December 2005 Promissory Note, the lender received 666,667 warrants exercisable at $0.15 per share.  Following a Black Scholes valuation model, the value of a warrant was $0.0463, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $31,000 which has been fully amortized.  This December 2005 Promissory Note was refinanced with the stockholder under identical terms and conditions and the new maturity date was July 1, 2006 (the “April Promissory Note”).  In consideration of making the April 2006 Promissory Note the lender received an additional 666,667 warrants exercisable at $0.15 per share.  Following a Black Scholes valuation model, the value of a warrant was $0.0437, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $29,133, which has been fully amortized.  The April Promissory Note is in default for failure to pay the principal when due at maturity.  Since July 1, 2006, the April Promissory Note has borne interest at the rate of 18% per annum.

(b) Another stockholder, on February 28, 2006, made cash advances to the Company of $94,000 (the “February 2006 Promissory Note”), which is $6,000 less than its face value of $100,000, resulting in a discount.  The February 2006 Promissory Note did not accrue interest.  The borrowing was due and payable on August 15, 2006.  In consideration of making the February 2006 Promissory Note, the lender received 266,667 warrants exercisable at $0.15 per share.  Following a Black Scholes valuation model, the value of a warrant was $0.0463, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $11,893, which has been fully amortized.  The February 2006 Promissory Note is in default for failure to pay the principal when due at maturity.  Since August 15, 2006, the February 2006 Promissory Note has borne interest at the rate of 18% per annum.

(c) Another stockholder, on March 10, 2006, made cash advances to the Company of $22,560 (the “March 2006 Promissory Note”), which is $1,440 less than its face value of $24,000, resulting in a discount.  The March Promissory Note did not accrue interest.  The borrowing was due and payable on August 15, 2006.  In consideration of making the March 2006 Promissory Note, the lender received 64,000 warrants exercisable at $0.15 per share.  Following a Black Scholes valuation model, the value of a warrant was $0.0436, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $2,854, which has been fully amortized.  The March 2006 Promissory Note is in default for failure to pay the principal when due at maturity.  Since August 15, 2006, March 2006 Promissory Note has borne interest at the rate of 18% per annum.

(d) Another stockholder, on May 1, 2006, made cash advances to the Company of $23,875 (the “May 2006 Promissory Note”), which is $1,125 less than its face value of $25,000 resulting in a discount.  The May 2006 Promissory Note did not accrue interest.  The borrowing was due and payable on September 1, 2006.  In consideration of making the May 2006 Promissory Note, the lender received 83,333 warrants exercisable at $0.15 per share.  Following a Black Scholes valuation model, the value of a warrant was $0.0467, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $3,600, which has been fully amortized.  The May 2006 Promissory Note is in default for failure to pay the principal when due at maturity.  Since September 1, 2006, May 2006 Promissory Note has borne interest at the rate of 18% per annum.

(e) Another stockholder, on April 27, 2006, made cash advances to the Company of $47,750 (the “April 2006 Promissory Note”), which is $2,250 less than its face value of $50,000 resulting in a discount.  The April 2006 Promissory Note did not accrue interest.  The borrowing was due and payable on July 31, 2006.  In consideration of making the April 2006 Promissory Note, the lender received 133,333 warrants exercisable at $0.15 per share.  Following a Black Scholes valuation model, the value of a warrant was $0.046, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $5,700, which has been fully amortized.  The face value of the April 2006 Promissory Note ($50,000) was refinanced with the same stockholder with a new maturity date of December 1, 2006 and a stated interest rate of twelve percent (12%) (the “July 2006 Promissory Note”).  In consideration of making the July 2006 Promissory Note, the lender received 266,667 warrants exercisable at $0.15 per share.  Following a Black Scholes valuation model, the value of a warrant was $0.047, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $12,534, of which $5,837 has been fully amortized.  The stockholder agreed to extend the terms of the July 2006 Promissory Note as of December 1, 2006, with a maturity date of April 1, 2007 (the “December 2006 Promissory Note”).  The stockholder received an additional 266,667 warrants exercisable at $0.05 per share.  Following the same Black Scholes valuation model as previously, the value of a warrant was $0.0155, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $4,133, of which approximately $1,001 was amortized through December 31, 2006.  The December 2006 Promissory Note is now in default for failure to pay the principal when due at maturity.  Since April 1, 2007, December 2006 Promissory Note has borne interest at the rate of 18% per annum.

The following summarizes the stockholders notes as of December 31, 2006:

Stockholder Notes in Default:
(a) Note maturing July 1, 2006	$250,000
(b) Note maturing August 15, 2006	100,000
(c) Note maturing August 15, 2006	24,000
(d) Note maturing September 1, 2006	25,000

Stockholder Note not in Default:
(e) Note maturing April 1, 2007	50,000
Total face value at outstanding	449,000
Accrued interest due at maturity	2,000
Total value outstanding	451,000
Unamortized debt discount	(3,132)

Net Stockholder Notes	$447,868

The J. Roebling Fund, LP:

On June 26, 2006, the Company entered into a senior secured debenture agreement with the J. Roebling Fund, LP (the “Fund”) for $400,000 (the “June Roebling Note”) to refinance its existing obligation with the Fund of $200,000 that was entered into on May 15, 2006 (the “May Roebling Note”) and receive an additional $200,000.  The cash advanced was reduced by $12,000 of prepaid interest, plus a credit for prepaid interest from the May Roebling Note, and a $12,000 commitment fee resulting in a discount to the Company of $24,000 resulting in net proceeds of $376,000.  The maturity date of the June Roebling Note was September 26, 2006.

In consideration of entering into the May Roebling Note, the lender received 1,333,333 warrants exercisable at $0.15 per share.  Additionally, in consideration of entering into the June Roebling Note, the lender received an additional 2,666,666 warrants.  Following a Black Scholes valuation model, the value of a warrant issued in connection with the May Roebling Note was $0.0745, which resulted in an additional debt expense over the term of the May Roebling Note and corresponding to additional paid in capital of approximately $99,333, which was fully amortized.  The value of a warrant issued in connection with the June Roebling Note was $0.0749, which resulted in an additional debt expense over the term of the June Roebling Note and corresponding to additional paid in capital of approximately $199,732, which was fully amortized.  The June Roebling Note is in default as it was not paid by September 26, 2006, at which time the annual interest rate was increased to 18% per annum.  $300,000 of the outstanding principal balance was repaid prior to the end of 2006 and the remaining balance was paid during the first quarter of 2007.

The variables in all of the warrant calculations were (i) the number of days to maturity of the warrant, (ii) a risk free rate corresponding to the yield to maturity of a comparable maturity U. S. Treasury security and (iii) a common stock volatility of 50%.  The discounts are being accreted over the expected period that each promissory note is outstanding using the interest method.

NOTE 6.

CONVERTIBLE DEBENTURES:

The Company sold, to a group of outside investors (“Note Purchasers”), 12% Convertible Notes (“Convertible Notes”).  The Convertible Notes were sold in private transactions arranged through Charles Morgan Securities, Inc. (“CMS”) pursuant to a Placement Agreement (the “Placement Agreement”) between the Company and CMS, which provides for the private placement by CMS of up to $1,500,000 aggregate principal amount of Convertible Notes.  As of December 31, 2006, $1,400,000 of Convertible Notes were issued and the proceeds received by the Company.  The remaining $100,000 of the Convertible Notes were issued and proceeds received by the Company in January, 2007.  The Convertible Notes issued, including the Convertible Notes issued in January, 2007, are, pursuant to the terms of the Convertible Notes, convertible into shares of the Company’s Common Stock at the rate of $.05 per share.  No beneficial imbedded conversion benefit was recognized due to the conversion price being equal to or greater than the fair value of the Common Stock.

The Convertible Notes are secured by a lien upon the Company’s accounts receivable and general intangibles and a pledge of 30,000,000 shares of the Company’s Common Stock, which shares of Common Stock have been issued as treasury stock, which does not affect the Company’s net stockholders’ deficit.

In connection with the sale of the Convertible Notes, CMS received (i) a placement fee equal to 10% of the aggregate proceeds ($140,000 at December 31, 2006); (ii) a non-accountable expense allowance equal to 3% of the aggregate proceeds ($52,000 at December 31, 2006), and a common Stock Purchase Warrant (the “Warrant”) to purchase shares equal to 10% of shares issuable upon conversion of the Convertible Notes (3,000,000 shares maximum; 2,800,000 shares at December 31, 2006).  The Warrant is exercisable at $.06 per share.  The Company recognized the amounts paid to CMS for its accountable and nonaccountable expenses and legal costs totaling $197,000 as deferred financing costs.  These costs are being amortized as an expense using the interest method over the two-year term of the Convertible Notes.

NOTE 7.

COMMON STOCK:

During the years ended December 31, 2006 and 2005, the Company issued 8,045,000 shares and 469,000 shares of common stock, respectively, in connection with private placement offerings.  The Company received $804,500 and $70,350 in gross proceeds in 2006 and 2005, respectively, from the offerings and incurred no offering costs.

NOTE 8.

STOCK BASED COMPENSATION:

The effective date of SFAS No. 123R for the Company is the first quarter of 2006.  SFAS No. 123R permits companies to adopt its requirements using either a “modified prospective” method or a “modified retrospective” method.  Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments vested after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R.  Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permit entities to restate financial statements of previous periods, either for all prior periods presented or to the beginning of the fiscal year in which the statement is adopted, based on previous pro forma disclosures made in accordance with SFAS No. 123.  Accordingly, the Company has adopted the modified prospective method of recognition and has recognized the cost, if any, in its financial statements for the year ended December 31, 2006 and for all future reporting periods.

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

A summary of the option awards under the Company’s Stock Option Plan as of December 31, 2006 and changes during the two-year period ended December 31, 2006 is presented below:

		Weighted
		Average
		Stock
Stock Options	Shares	Price
Outstanding, January 1, 2005	0	$ n/a
Granted, 2005	3,250,000	$0.123
Granted, 2006	570,000	$0.15
Exercised
Forfeited, 2006	(1,000,000)	$0.10

Outstanding at December 31, 2006	2,820,000	$0.137

Options vested at December 31, 2006	756,900	$0.134

At December 31, 2006, the average remaining term for outstanding stock options is 8.66 years.

A summary of the status of non-vested shares under the Company’s Stock Option Plan, as of December 31, 2006 and changes during the two-year period ended December 31, 2006 is presented below:

		Weighted
		Average
		Stock
Stock Options	Shares	Price
Non-vested, January 1, 2005	0	$ n/a
Non-vested, January 1, 2006	3,250,000	$0.123
Granted	570,000	$0.15
Vested	756,900	$0.132
Forfeited	(1,000,000)	$0.10

Non-vested, December 31, 2006	2,063,100	$0.138

As of December 31, 2006, there was a total of $284,708 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Stock Option Plan.  That cost is expected to be recognized over a weighted-average period of 8.66 years.  This disclosure is provided in the aggregate for all awards that vest based on service conditions.  There were no grants to officers, employees or directors during the periods of awards

NOTE 9.

INCOME TAXES

As of December 31, 2006 and 2005, the Company had deferred tax assets of approximately $740,000 and $240,000, respectively, with equal corresponding valuation allowances in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”).

Realization of the deferred tax assets is largely dependent upon future profitable operations, if any, and the reversals of existing taxable temporary differences.  As a result of previous pre-tax losses from continuing operations and future taxable income expected to arise primarily from the reversal of and creation of temporary differences for the foreseeable future, management determined that in accordance with SFAS No. 109, it is not appropriate to recognize these deferred tax assets.  Although there can be no assurance that such events will occur, the valuation allowance may be reversed in future periods to the extent that the related deferred income tax assets no longer require a valuation allowance under the provisions of SFAS No. 109.

Income tax payments were approximately zero in 2006 and 2005, respectively.

At December 31, 2006, the Company has loss carry-forwards available to reduce future taxable income and tax thereon.  The carry-forwards will expire as outlined in the following table:

Expiration	Federal	State
2024	$63,816	$63,216
2025	$1,026,016	$1,026,630
2026	$2,077,000	$2,076,700
TOTALS	$3,166,832	$3,166,546

NOTE 10.

RELIANCE ON OFFICERS:

The Company presently has only 2 full time employees; the president and a vice-president of account sales.  These two individuals are presently the only persons who have the experience to develop and sell the Company’s products.  If they were no longer able or willing to function in that capacity, the Company would be negatively affected.

NOTE 11.

RELATED PARTIES:

Nutmeg Farms Ice Cream, LLC (“Nutmeg”)

Nutmeg formerly manufactured and co-packed all of the Company’s ice cream cups.  The Company discontinued selling ice cream cups late in 2006 and, consequently, no longer employs Nutmeg as a co-packer.  However, while they no longer co-pack for the Company, they are involved in certain product testing for the Company.  Nutmeg employs a director of the Company.  The Company incurred costs and made payments to Nutmeg for the year ended December 31, 2006 in the amount of $13,529.

NOTE 12.

CONCENTRATION OF CREDIT RISK:

The Company has one major customer that accounted for approximately 16.1% of gross sales, another customer that accounted for 14.9% of gross sales and a third customer that accounted for 12.1% of gross sales during 2006.  Additionally, net of slotting allowances, as of December 31, 2006, one customer accounted for 27.0% of accounts receivables at year end, one customer accounted for 16.0% of accounts receivable and one customer accounted for 11.5% of receivables.

NOTE 13.

FINANCIAL ADVISORY AGREEMENTS:

On March 28, 2006, the Company entered into a financial advisory and investment banking agreement (the “Agreement”) with an unrelated party (the “Investment Banker”) to secure financing and to provide general financial consulting services to the Company.  The Agreement required the Company to issue to the Investment Banker 3,066,450 five-year warrants, at the time equal to five percent of the outstanding Common Stock of the Company, at an exercise price equal to the price of any securities sold by the Company in connection with any financing that is placed by the Investment Banker.  The Agreement also called for reimbursement of all out-of-pocket expenses, including legal expense, incurred in conjunction with all services performed by the Investment Banker, including the raising of capital.  If the Investment Banker had been successful in raising the capital, it would have received an additional cash fee of 10% of the gross proceeds raised and a cash fee for unaccounted expenses equal to 3% of the gross proceeds raised.  The Investment Banker would also have received warrants equal to ten percent of the number of shares of Common Stock underlying the securities issued in the financing.  Additionally, the Company was also obligated to pay a monthly consulting fee to the Investment Banker of $5,000 a month, commencing July 1, 2006 for a period of twelve months.  Simultaneously, with the execution of the Agreement, the Company issued the Investment Banker 3,066,450 warrants.  Following a Black Scholes valuation model, the value of a warrant was $0.0741, which resulted in an additional debt discount and corresponding additional paid in capital of $227,225.

The Agreement required the Investment Banker to perform its obligations pursuant to raising capital within sixty days of the execution of the Agreement.  The Investment Banker failed to fulfill this obligation and as a result, pursuant to the Agreement, has forfeited the 3,066,450 warrants received.  The effect of the warrants on additional paid in capital has been reversed along with reversing $18,936 that was previously included as compensation expense.  Lastly, on November 2, 2006, the Company and the Investment Banker entered into a release and termination agreement which terminated the services of the Investment Banker and released the Company from any further obligation to compensate the Investment Banker for any services.  The Company paid the Investment Banker a total of $52,639 for its services.

Charles Morgan Securities, Inc.

In connection with entering the Placement Agreement with CMS regarding the sale of the Convertible Notes (see Note 6), the Company and CMS entered into an Investment Advisory Agreement pursuant to which CMS has agreed to provide certain advisory services in exchange for (i) the payment of a $30,000 engagement fee, (ii) an agreement to pay $240,000 over 24 months, and (iii) the issuance to CMS of 13,250,000 shares of the Company’s Common Stock.

The fees of $270,000 ($240,000 plus $30,000) are being amortized on a straight basis over the 24-month term of the Investment Advisory Agreement.  The 13,250,000 shares received by CMS are valued at $0.05 per share based upon the exercise prices of various warrant awards.  This results in a value of $662,500, which is recognized as an issuance of common stock and additional capital of which the total amount is also being amortized into expense over the 24-month period of the Investment Advisory Agreement.  The unamortized amount is shown as unearned compensation expense as a further increase to stockholders’ deficit.

Also in connection with entering the Placement Agreement with CMS, the Company and CMS entered into an Investment Banking Agreement providing for the sale of the Convertible Notes and contemplating a future placement of the Company’s securities by CMS.

NOTE 14.

RESTATEMENT:

The financial statements as of September 30, 2006 and for each of the three and nine months then ended were restated in regards to the status of $399,000 aggregate principal amount of unsecured stockholder  notes due at various dates during the quarter ended September, 2006 (see Note 5).  The Company is in default with respect to $399,000 aggregate principal amount of such notes.  The interest rate on such notes has also increased to 18% per annum.  The Company expects to repay such notes with the proceeds of future financings.  In the previously issued financial statements for those periods, the notes were indicated as being refinanced with the note holders receiving warrants as an inducement to extend the terms.  This did not occur and the warrants were never issued.

NOTE 15.

SUBSEQUENT EVENTS:

On March 15, 2007 and March 29, 2007, the Company entered into two promissory notes (the “March 2007 Promissory Notes”).  Each of the March 2007 Promissory Notes was for a face value of $375,000 ($750,000 total), is due one year from the date of its issuance and accrues interest at the annual rate of 12%.  The Company pledged all of its tangible and intangible assets as security for each of the March 2007 Promissory Notes.  However, this security interest in the Company’s assets was subordinate to the security interest granted the Convertible Notes described in Note 6. In addition to accruing interest at 12%, the Company issued 1,500,000 shares of its Common Stock as an additional incentive to enter into the March 2007 Promissory Notes.

CMS acted as placement agent and sold the March 2007 Promissory Notes to investors that were neither officers or directors of the Company.  In connection with the sale of the March 2007 Promissory Notes, CMS received a placement fee equal to 10% of the aggregate proceeds ($75,000) and a non-accountable expense allowance equal to 3% of the aggregate proceeds ($22,500).  Additionally, CMS received 3,625,000 shares of the Company’s Common Stock as additional compensation for placing the March 2007 Promissory Notes.