Form 10QSB
period 2007-03-31
Enlightened Gourmet, Inc.
filed 2007-05-24
CIK 1342882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2007

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ______ to______

Commission file number 0-51597

THE ENLIGHTENED GOURMET, INC.

(Name of Small Business Issuer as Specified in its Charter)

Nevada	32-0121206

(State of Incorporation)	(I.R.S. Employer Identification No.)

236 Centerbrook, Hamden, CT 06518

(Address of principal executive offices)  (Zip Code)

Issuer’s Telephone Number: 203-230-9930

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

As of May 18, 2007, 127,655,667 shares of the issuer's Common Stock were issued and 97,655,667 were outstanding

PART I-FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

The Company’s financial statements for the quarter ended March 31, 2007, are attached as Appendix A to this Quarterly Report.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This Plan of Operation and other portions of this Quarterly Report contain forward-looking information that involves risks and uncertainties.  Our actual results could differ materially from those anticipated by the forward-looking information.  Factors that may cause such differences include, but are not limited to, availability and cost of financial resources, product demand, market acceptance as well as other factors.  This Plan of Operation should be read in conjunction with our financial statements and the related notes included elsewhere in this Quarterly Report

Overview.

Since January 1, 2006, the Company’s major activities have been producing and selling product, as well as expanding its existing sales base.  Prior to January 1, 2006, the Company was a development stage company and recorded no revenues from sales.  While the Company began recording its initial sales revenues during the quarter ending March 31, 2006, it did not generate its initial sales until almost the end of that quarter as a result of the sales authorizations it previously obtained from approximately 20 supermarket chains to place its product in about 1,500 supermarkets.  During the first quarter of 2007, the Company’s products were for sale in over 1,700 stores representing about 22 supermarket chains for the entire quarter.  Therefore, a comparison between the first quarter of 2007 and the first quarter of 2006 is not appropriate, since the Company did not generate sales revenues throughout the entire first quarter of 2006.  During the first quarter of 2007, sales continued to increase as consumers continued to become aware of the Company’s products.  Additionally, the Company received authorizations during the first quarter of 2007 from approximately 15 additional supermarket chains representing about 1,300 more stores, bringing the current total to approximately 37 supermarket chains and about 3,000 stores.

Results of Operations.

During the quarter ended March 31, 2007, the Company incurred a net loss of $619,238 compared to a net loss of $313,532 in the comparable quarter of 2006.  The Company recorded gross sales of $485,147 in the 2007 quarter compared to $139,377 for 2006, an increase of 348%.  However, similar to all of 2006, a considerable portion of these sales have been offset by slotting fees, discounts, and other sales credits made to supermarket chains.  Slotting charges are payments made to retail outlets to gain access to their shelf space.  These fees are common in most segments of the food industry and vary from chain to chain.  The Company anticipates that until the rollout of its products to new stores is completed sometime during the second quarter of 2007, slotting expenses and other sales credits will continue to offset a significant portion of its sales revenue.  However, over time, as more stores authorize the Company’s products, slotting payments will represent a smaller portion of gross revenues, as slotting payments are a one-time fee.  Nevertheless, as the Company receives new store authorizations, or receives an order from an authorized store for a new product that was not previously authorized, additional slotting expenses will most likely be charged by these new stores.  During the 1st quarter, slotting payments, discounts, and other sales credits were $351,063, or 72% of sales, compared to $85,081, or 61% of sales in 2006.  Accordingly, the Company recorded only $134,084 in net revenue for the 2007 quarter, compared to $54,296 in 2006.

Sales have continued to increase since the Company’s products introduction in March, 2006 as consumers continue to become aware of the products primarily due to the Company’s marketing programs.  The Company plans to promote its products aggressively throughout 2007.  The Company promotes its products by offering discounted pricing to retailers, coupons and in-store demonstrations to increase customer awareness of its products.  The Company continues to believe, based upon its sales experience throughout 2006, that the key to increasing market share is to get potential customers to try its products.  The Company considers this to be true because the Company believes it offers the only no fat, no lactose, no sugar added ice cream with fewer calories than the competition while maintaining the taste and texture of full fatted premium ice cream.  This belief is supported by the positive feedback from brokers and store representatives, as well as from customers, that its products are being well received in the marketplace.

Presently, almost all of the Company’s sales continue to be from supermarkets, as the Company has not had sufficient funds to implement a program to sell its impulse, or single serve, items.  Going forward, the Company plans to hire additional sales personnel to focus primarily on this part of its business, which is different from its supermarket business, although it has not yet done so and, therefore, it may not have significant impulse sales during the 2007 summer selling season.  The Company continues to believe that sales of impulse items could be a significant source of future revenue.  However, the Company needs to hire marketing and sales people to focus solely on this class of trade, as it is distinctly different from sales to supermarket chains.

The Company has no manufacturing facilities of its own and relies on third-party vendors, or co-packers, to manufacture its products.  Unlike traditional co-packing arrangements where the co-packer is responsible for purchasing all of the raw materials to manufacture the items and then selling the completed product back to the marketing company at a profit to reflect its manufacturing costs, the Company is responsible for purchasing and maintaining the inventory of all of the necessary ingredients and packaging and then paying a separate fee to the co-packer to manufacture its products.  While the traditional method would be more efficient and effective for the Company because the Company would not be responsible for purchasing and maintaining inventories of raw materials, the uniqueness of the Company’s products, coupled with the start-up nature of the Company, precluded any co-packer from entering into such an arrangement at this time.

The Company presently manufacturers all of its ice cream bars at one co-packing facility and has no long term agreement to manufacture its products with this co-packer.  To supplement this production, the Company has an oral agreement with a second co-packer, as the Company believes that the production time it can purchase from its initial co-packer will be insufficient to meet the Company’s demand for product in 2007.  The Company expects this new co-packer to be able to manufacture product for the Company by June 1, 2007.  To the extent that either its current co-packer or any future co-packer is unable to manufacture the Company’s products going forward, or produce amounts that are sufficient to meet its orders, the Company would not be able to fill all of its orders and the Company could be adversely impacted if this were to happen.  The Company anticipates the need to enter into a long-term production agreement with each co-packer once it can reasonably determine its sales for the next twelve months.  Additionally, the Company believes that until the Company is more stable financially, co-packers will not be willing to enter into a long-term agreement since they cannot be reasonably assured the Company will be able to pay for such production.

The Company incurred a net loss of $619,238 for the quarter ended March 31, 2007, compared to a net loss of $313,532 for 2006.  The 2007 quarter’s loss was primarily a result of (i) one-time slotting fees and discounts, (ii) the Company’s cost of goods sold being greater than expected, (iii) increased amortization of finance charges and interest expense as a result of borrowings previously undertaken by the Company and (iv) increased selling, general and administrative expenses.  Supermarkets deducted $351,063, or 72% of sales, in the 2007 quarter to pay for slotting charges, promotional fees and payment discounts.  The Company’s cost of goods sold, $278,444, was 57% of gross sales and greater than expected, and its gross margin correspondingly lower, primarily due to the fact that the Company has still not been able to generate any volume buying power for ingredients and packaging due to its lack of capital.  The Company believes it will be able to lower the cost of its ingredients and packaging if and when it can purchase these items in greater quantity.  Additionally, the Company incurred significant finance and interest charges during the quarter as it amortized the financing costs and interest charges associated with the loans it previously borrowed to maintain its operations.  The Company believes that as its sales increase, and the payments for slotting are eventually reduced, the Company’s working capital will improve as a direct result of the reduction in slotting expenses.  Additionally, the Company expects that it will be able to purchase its raw materials, including packaging and ingredients, in sufficient volume to obtain discounts from what it has paid for these materials to date.

The Company’s selling, general and administrative expenses equaled $370,908 for the quarter compared to $146,048 the comparable quarter of 2006.  Of the 2007 amount, $235,420 represented professional fees, including legal, accounting and consulting fees, as well consultants’ reimbursable expenses.  However, the majority of the professional fee, $161,563, was related to the amortization of various financial advisory and investment banking fees the Company paid to its financial advisor.  $33,191 represented sales and distribution expenses including brokerage commissions, cold storage and freight charges to deliver the Company’s products from both its co-packers to its clients.  $65,154 represented salaries and benefits.  $26,975 was related to travel and entertainment expenses during the quarter primarily for the costs incurred in attending various sales meetings, and making sales calls to the Company’s customers.  The balance was expended on related overhead.

Liquidity and Capital Resources.

During the first quarter of 2007, the Company’s total assets increased by 229,623 from December 31, 2006 to $907,877.  During the same period, cash increased by $61,414 to $82,413, the Company’s inventory, including both raw materials and finished goods, increased by $28,830 to $147,912 and prepaid management fees decreased by $3,750 to $31,750.  Accounts receivable, net of any discounts, increased $53,798 from December 31, 2006 to $124,771.  In addition, deferred financing costs increased by $89,331 from December 31, 2006 to $271,031 as a result of the amortization of the placement fees payable to the Placement Agent on the convertible notes the Company entered into last year.  During the 2007 first quarter the Company did not raise any additional equity, but issued 3 million shares of common stock as additional compensation for two shareholder loans the Company entered into for a total of $750,000.  Additionally the Company issued 3,625,000 shares of common stock to Charles Morgan Securities as compensation for placing these shareholder loans.

The Company’s liabilities increased from December 31, 2006 by $603,664 to $2,929,578.  During the same period, the Company’s accounts payable decreased by $73,035 to $221,252 and its accrued expenses, including accrued interest on loans, unpaid salaries and payroll taxes, increased by $75,567 to $159,326.  The Company’s borrowings classified as current liabilities, not including its accounts payables and accrued expenses, increased during the same period by $501,132 to $1,049,000.  This increase in the Company’s borrowings occurred as a result of the two $375,000 bridge loans the Company’s entered into during the 2007 first quarter  These bridge loans are secured by all of the assets of the Company, although they are subordinate to $1.5 million of convertible notes that the Company has outstanding as of March 31, 2007.  Each bridge loan bears interest at the annual rate of 12% and is due and payable on March 1, 2008.  These borrowings were reduced as the Company repaid the remaining $100,000 plus accrued interest on the J. Roebling bridge loan that was outstanding on December 31, 2006.  The original amount of the loan was $400,000.  During the quarter, the Company received the net proceeds from the final $100,000 traunche of the $1.5 million convertible notes.

The Company remains in default on five separate shareholder loans having a combined face value of $449,000 for failure to pay the principal and interest when due.  The aggregate amount of accrued interest on the defaulted shareholder loans, as of March 31, 2007, was $17,955.  Each of these loans currently accrues interest at the default rate of interest equal to 18%.  The Company intends to repay such notes with the proceeds with future financings, although there can be no assurance that such future financings will be available to the Company or that if financings become available in the future what the terms of such financings will be or that they will be in amounts sufficient to pay these promissory notes and other obligations of the Company.

Other than the typical 30-day grace period for paying vendors, the Company presently has no bank credit lines that it may rely on to fund working capital.  However, many of the Company’s vendors have been willing to lengthen payment terms and generally accommodate the Company’s needs, based upon the fact that Company’s sales are increasing and that it is perhaps in their best interest to work with the Company during this period where free cash is tight.  Additionally, in exchange for extending additional credit to the Company and more favorable credit terms, the Company issued to one vendor, two-year warrants to purchase 150,000 shares of common stock at an exercise price of $0.15 per share.  The Company’s President has deferred a portion of his salary, and certain consultants and employees have also deferred some or all of their compensation during the first quarter.  The net effect of these accommodations has been to continue to allow the Company to manufacture product and to deliver most of its orders in a timely basis.  This has allowed the Company to grow its market share and gain favor with both the supermarket chains and consumers of its products.

While the Company’s products are being accepted in the stores, and it is receiving repeat orders from all of its customers, the Company is still dependent upon additional capital in the near term in the form of either debt or equity to continue its operations.  This is necessary because the Company’s working capital is presently insufficient to pay for the necessary ingredients and packaging, as well as production costs to manufacture the Company’s expected orders, as well as to pay down its accounts payable and existing indebtedness.  While the convertible note financing that the Company closed in the fourth quarter stabilized the Company’s finances in the short term, it will still be dependent upon additional capital to insure its long term financial stability.  Compounding the Company’s liquidity problem, the Company presently does not have any sources of credit that it can access on a ready basis.  The Company requires additional capital in order to (i) purchase additional raw materials, including ingredients and packaging, as well as pay the cost of manufacturing its products, all in a timely basis; (ii) pay advertising costs and other marketing expenses to promote the sale of its products; (iii) finish paying its slotting fees; (iv) repay its existing indebtedness including its accounts payable and (v) increase its corporate infrastructure.  The Company is presently seeking a financing which will provide the Company between $2,000,000 and $3,000,000 of additional capital; however, no assurances can be given that this financing or any other financing will be completed or if completed, will be on favorable terms to the Company.  To the extent that the Company is unable to receive such funding on a timely basis, the Company’s ability to continue to pay its existing obligations, as well as enter new markets or to exploit existing markets, may be delayed or potentially lost and management’s revenue projections will not be met.  Additionally, it’s possible that the Company’s reputation may be damaged if it is not able to deliver its products to the supermarkets from which it has received orders.

ITEM 3.  CONTROLS AND PROCEDURES.

As of March 31, 2007, the Company’s management carried out an evaluation, with the participation of the Company's Chief Executive Officer (principal executive officer) and Chief Accounting Officer (principal financial officer), of the effectiveness of the Company's disclosure controls and procedures and the Company’s internal control over financial reporting.  Management concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report were effective in timely alerting it to material information required to be included in the Company's periodic Securities and Exchange Commission filings and were also effective to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.  There was no change in the Company's internal control over financial reporting that occurred during the first quarter of the fiscal year that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company is not a party to any legal proceedings.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 15, 2007 and March 29, 2007, the Company entered into two promissory notes (the “March 2007 Promissory Notes”).  Each of the March 2007 Promissory Notes was for a face value of $375,000 ($750,000 total), is due one year from the date of its issuance and accrues interest at the annual rate of 12%.  The Company pledged all of its tangible and intangible assets as security for each of the March 2007 Promissory Notes.  However, this security interest in the Company’s assets was subordinate to the security interest granted the Convertible Notes described in the Notes to the financial statements included in Item 1 of this report.  In addition to accruing interest at 12%, the Company issued 1,500,000 shares of its Common Stock as an additional incentive to enter into each of the March 2007 Promissory Notes.  The proceeds from these borrowings were used for general corporate purposes.

Charles Morgan Securities, Inc. (“CMS”) acted as placement agent and sold the March 2007 Promissory Notes to investors that were neither officers nor directors of the Company.  In connection with the sale of the March 2007 Promissory Notes, CMS received a placement fee equal to 10% of the aggregate proceeds ($75,000) and a non-accountable expense allowance equal to 3% of the aggregate proceeds ($22,500).  Additionally, CMS received 3,625,000 shares of the Company’s Common Stock as additional compensation for placing the March, 2007 Promissory Notes.

The above offerings were exempt from registration pursuant to Section 3(b) and 4(2) of the Securities Act of 1933, as amended (the "Act").  Each recipient of securities in each such transaction represented his or her intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and, where applicable, appropriate legends were affixed to the share certificates issued in such transactions.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

The Company is in default with respect to $449,000 aggregate principal amount of unsecured promissory notes payable to various stockholders of the Company.  The interest rate on such notes has increased to the Default Rate of 18% per annum from the stated rate of 12% per annum.  The Company intends to repay such notes with the proceeds with future financings, although there can be no assurance that such future financings will be available to the Company or that if financings become available in the future what the terms of such financings will be or that they will be in amounts sufficient to pay these promissory notes and other obligations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

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

31.2

Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ENLIGHTENED GOURMET, INC.

By:  /s/ALEXANDER L. BOZZI, III

May 23, 2007

Alexander L. Bozzi, III, President

(Principal Executive Officer)

By: /s/ALEXANDER L. BOZZI, III

May 23, 2007

Alexander L. Bozzi, III, Chief Accounting Officer (Principal Financial Officer)

APPENDIX A

THE ENLIGHTENED GOURMET, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

MARCH 31, 2007

ASSETS

CURRENT ASSETS:
Cash and Cash Equivalents		$82,413
Accounts Receivable	$259,771
Less Allowance for Discounts	135,000	124,771
Inventory
Finished Goods	$23,641
Raw Materials	124,271	147,912
Prepaid Expenses		31,750
TOTAL CURRENT ASSETS		386,846

DEFERRED FINANCING COSTS		271,031

INTANGIBLE ASSETS		250,000

TOTAL ASSETS		$907,877

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable		$221,252
Accrued expenses		159,326
Notes Payable
Stockholders	$449,000
Other	600,000	1,049,000
TOTAL CURRENT LIABILITIES		1,429,578

CONVERTIBLE DEBENTURES		1,500,000

TOTAL LIABILITIES		2,929,578

STOCKHOLDERS’ DEFICIT:
Common stock, par value $0.001, 150,000,000 authorized,
123,239,000 issued and 93,239,000 outstanding		123,239
Additional Paid in Capital		2,746,281
Accumulated Deficit		(4,322,479)
		(1,452,959)
Less: Treasury stock		(30,000)
Deferred Financing Costs	(209,888)
Shares not issued	195,626	(14,262)
Unearned compensation		(524,480)
TOTAL STOCKHOLDERS’ DEFICIT		(2,021,701)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$907,877

APPENDIX A

THE ENLIGHTENED GOURMET, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months ending March 31, 2007 and 2006

	2007		2006
REVENUE:
Sales of Products	$485,147		$139,377
Less Discounts and Slotting Fees	(351,063)		(85,081)
NET REVENUE	134,084		54,296

COST OF SALES	278,444		184,473

GROSS MARGIN	(144,360)		(130,177)

EXPENSES:
Selling, General & Administrative	370,908		146,048
Interest	103,970		37,307
	474,878		183,355

LOSS BEFORE TAXES	(619,238)		(313,532)

INCOME TAX EXPENSE	-		-

NET LOSS	$(619,238)		$(313,532)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$	*

* Less than $ (0.01) per share

Weighted Average Number of
Shares of Common of Stock Outstanding	90,478,583		76,505,167

APPENDIX A

THE ENLIGHTENED GOURMET, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

For the Three Months ended March 31, 2007

					Common
			Additional		Stock	Unamortized	Deferred
	Common Stock		Paid In		Subscribed/	Compensation	Offering	Treasury
	Shares	Amount	Capital	Deficit	Receivable	Expense	Expense	Stock	Total

Balance,
December 31, 2006	119,926,500	$119,926	$2,572,947	$(3,703,241)	$-	$(607,292)	$-	$(30,000)	$(1,647,660)

Common stock issued
pursuant to
Note Payable at
a value of
$0.05 per share	1,500,000	$1,500	$73,500	-	-	-	-	-	$75,000

1,500,000 shares
to be issued
Pursuant to bridge
loan holders valued
at $0.05 per share	-	-	-	-	75,000	-	-	-	75,000

Common stock
issued to Investment
Advisor for Placement
of Notes Payable	1,812,500	1,813	88,813	-	-	-	(90,626)	-	-

1,812,500
shares to be issued
to Investment
Advisor for Placement
of Notes
Payable valued
at $0.05 per share	-	-	-	-	90,626	-	(92,626)	-	-

600,00 shares of
common Stock to
be issued for
Procurement
of services	-	-	-	-	30,000	-	(30,000)	-	-

Amortization of Deferred
Financing Costs	-	-	-	-	-	-	1,364	-	1,364

Amortization of
Unearned Compensation	-	-	-	-	-	$82,812	-	-	82,812

Compensation
expense related
To Stock Option Plan	-	-	11,021	-	-	-	-	-	11,021

Net Loss for
the three months
Ended March 31, 2007	-	-	-	(619,238)	-	-	-	-	(619,238)
	123,239,000	$123,239	$2,746,281	$(4,322,479)	$195,626	$(524,480)	$(209,888)	$(30,000)	$2(2,021,701)

APPENDIX A

THE ENLIGHTENED GOURMET, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three Months ending March 31, 2007 and 2006

CASH FLOWS FROM
OPERATING ACTVIVITIES	2007	2006
Net Loss	$(619,238)	$(313,532)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Amortization of debt discount	1,131	37,307
Common stock based compensation	127,583	3,750
Amortization of deferred financing costs	24,532	-
Increase in sales allowances taken	(76,231)	3,600
Changes in Current Assets and Liabilities:
Accounts Receivable	22,433	(90,159)
Inventory	(28,831)	(16,342)
Prepaid Expenses	(30,000)	58,112
Accounts Payable	(73,034)	80,750
Accrued Expenses	75,569	(10,832)
NET CASH USED IN
OPERATING ACTIVITIES	(576,086)	(247,346)

NET CASH USED IN
INVESTING ACTIVITIES	-	-

CASH FLOWS FROM
FINANCING ACTIVITIES
Deferred financing costs long-term	(112,500)	-
Proceeds from Stockholder Loans	-	140,498
Payment of Stockholder Loan	-	(50,000)
Sale of Common Stock & Warrants	-	70,350
Payment on Note	(100,000)	-
Proceeds from Notes Payable	750,000	-
Proceeds from Convertible Debenture	100,000	-
NET CASH PROVIDED BY
FINANCING ACTIVITES	637,500	160,848

NET INCREASE (DECREASE) IN CASH	61,414	(86,498)

CASH, BEGINNING	20,999	94,134

CASH, ENDING	$82,413	$7,636

Non-cash investing activities	$-	$-

Interest paid	$13,050	$-

THE ENLIGHTENED GOURMET, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For each of the Three Months ended March 31, 2007 and 2006

NOTE 1.

BASIS OF PRESENTATION:

The accompanying unaudited interim condensed financial statements included herein have been prepared in accordance with the instructions to Form 10-QSB and Item 310 of Regulation S-B of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although The Enlightened Gourmet, Inc. and Subsidiary believe that the disclosures are adequate to make the information presented not misleading.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2006 filed with the Security and Exchange Commission.

NOTE 2.

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

The Company seeks to establish itself as a leading marketer and manufacturer of fat-free foods.  During 2006, the Company developed several major customers and shipped product to about 22 supermarket chains representing approximately 1,700 stores.  As of May 18, 2007, the Company has received new authorizations from approximately 15 supermarket chains representing 1,300 stores.  This brings the present total of supermarket chains authorizing the Company’s products to about 37, representing approximately 3,000 stores.  Its major activities consist of producing and selling product and expanding its existing sales base; therefore management has determined that it is no longer a development stage entity.

NOTE 3.

REVENUE RECOGNITION:

Sales, net of an estimate for discounts, returns, rebates and allowances, are recorded in income when goods are shipped, at which time risk of loss and title transfers to the customer, in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by Staff Accounting Bulletin No. 104, Revenue Recognition .

Additionally, the Company must initially pay customers for shelving space in the form of “slotting fees.”  Slotting fees are one-time payments made to retail outlets to access their shelf space.  These fees are common in most segments of the food industry and vary from chain to chain.  Supermarket chains generally are reluctant to give up shelf space to new products when existing products are performing.  These fees are deducted directly from revenues and revenues are shown net of such costs.

NOTE 4.

RECENT ACCOUNTING PRONOUNCEMENTS:

In February 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments , an Amendment of SFAS 133 and SFAS 140 (“SFAS 155”).  SFAS 155 simplifies accounting for certain hybrid  instruments under SFAS 133 by permitting fair value remeasurement for financial instruments that otherwise would require bifurcation and eliminating SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which provides that beneficial interests are not subject to the provisions of SFAS 133.  SFAS 155 also eliminates the previous restriction under SFAS 140 on passive derivative instruments that a qualifying special-purpose entity may hold.  SFAS 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s fiscal year that begins after September 15, 2006.  The adoption is not expected to have an impact on the Company’s results of operations, financial condition or liquidity.

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

NOTE 5.

GOING CONCERN:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  However, the Company is presently still dependent upon additional capital in the form of either debt or equity to continue its operations and is in the process of continuing to raise such additional capital through private placements of securities.  This additional capital is necessary because the Company’s working capital is presently insufficient to pay for the necessary ingredients and packaging, as well as production costs to manufacture the Company’s present and expected orders.  Compounding this problem, the Company presently does not have any sources of credit that it can access on a ready basis.  In addition to needing additional capital to maintain it operations, the Company also needs to raise capital to pay for the various shareholder notes that are currently in default.  (See Note 6.)

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $619,238 for the three months ended March 31, 2007, has not been profitable since its formation and has an accumulated deficit of $4,322,479.  Additionally, as of that date, the Company’s current liabilities exceeded its current assets.  Those factors, and those described above, create an uncertainty about the Company’s ability to continue as a going concern.  Management is developing a plan to (i) continue to contain overhead costs, (ii) increase sales (iii) significantly increase gross profits as significant slotting fees incurred during 2006 will not be required for those supermarket chains in 2007 and (iv) raise outside debt or equity.  These steps, if successful, together with the monies raised in early 2007 (see Note 6) provide management with a course of action they believe will allow the Company to deal with the current financial conditions and continue its operations.

NOTE 6.

NOTES PAYABLE:

Stockholders

(a) A stockholder, on December 21, 2005, made cash advances to the Company of $245,000 (the “December 2005 Promissory Note”), which is $5,000 less than its face value of $250,000, resulting in a discount.  The December 2005 Promissory Note did not accrue interest and is prepayable by the Company without penalty at any time.  The borrowing was due and payable on April 1, 2006.  In consideration of making the December 2005 Promissory Note, the lender received 666,667 warrants exercisable at $0.15 per share.  Following a Black Scholes valuation model, the value of a warrant was $0.0463, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $31,000, which has been fully amortized.  This December 2005 Promissory Note was refinanced with the stockholder under identical terms and conditions and the new maturity date was July 1, 2006 (the “April Promissory Note”).  In consideration of making the April 2006 Promissory Note the lender received an additional 666,667 warrants exercisable at $0.15 per share.  Following a Black Scholes valuation model, the value of a warrant was $0.0437, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $29,133, which has been fully amortized.  The April Promissory Note is in default for failure to pay the principal when due at maturity.  Since July 1, 2006, the April Promissory Note has borne interest at the rate of 18% per annum.

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

The following summarizes the stockholders notes as of March 31, 2007:

Stockholder Notes in Default:

(a) Note maturing July 1, 2006	$250,000
(b) Note maturing August 15, 2006	100,000
(c) Note maturing August 15, 2006	24,000
(d) Note maturing September 1, 2006	25,000

Stockholder Note not in Default:

(e) Note maturing April 1, 2007	50,000

Total Stockholder Notes outstanding	$449,000

Convertible Debentures:

The Company sold, to a group of outside investors (the “Note Purchasers”), 12% Convertible Notes (the “Convertible Notes”).  The Convertible Notes were sold in private transactions arranged through Charles Morgan Securities, Inc. (“CMS”) pursuant to a Placement Agreement (the “Placement Agreement”) between the Company and CMS, which provides for the private placement by CMS of up to $1,500,000 aggregate principal amount of Convertible Notes.  As of December 31, 2006, $1,400,000 of Convertible Notes were issued and the proceeds received by the Company.  The remaining $100,000 of the Convertible Notes were issued and proceeds received by the Company in January, 2007.  The Convertible Notes issued, including the Convertible Notes issued in January, 2007, are, pursuant to the terms of the Convertible Notes, convertible into shares of the Company’s Common Stock at the rate of $.05 per share.  No beneficial imbedded conversion benefit was recognized due to the conversion price being equal to or greater than the fair value of the Common Stock.

The Convertible Notes are secured by a lien upon the Company’s accounts receivable and general intangibles and a pledge of 30,000,000 shares of the Company’s Common Stock, which shares of Common Stock have been issued as treasury stock, which does not affect the Company’s net stockholders’ deficit.  The convertible Notes have a maturity of November 1, 2008.

In connection with the sale of the Convertible Notes, CMS received (i) a placement fee equal to 10% of the aggregate proceeds ($150,000); (ii) a non-accountable expense allowance equal to 3% of the aggregate proceeds ($45,000), and a common Stock Purchase Warrant (the “Warrant”) to purchase shares equal to 10% of shares issued upon conversion of the Convertible Notes (3,000,000).  The Warrant is exercisable at $.06 per share.  The Company recognized the amounts paid to CMS for its accountable and nonaccountable expenses and legal costs totaling $197,000 as deferred financing costs.  These costs are being amortized as an expense using the interest method over the two-year term of the Convertible Notes.

Amortization expense for debt issuance costs for each the three months ended March 31, 2007 and 2006 were $23,169 and $0, respectively, and is estimated to be approximately $135,669 and $65,854 for the twelve months ending March 31, 2007 and 2008, respectively, based upon the expected maturities of Convertible Debentures as described in this Note 6.

Maturities of long term debt for the twelve months ended:

March 31, 2008	$0
March 31, 2009	1,500,000
Total	$1,500,000

Bridge Loan Financing:

On March 15, 2007 and March 29, 2007, the Company entered into two promissory notes (the “March 2007 Promissory Notes”).  Each of the March 2007 Promissory Notes was for a face value of $375,000 ($750,000 total), is due one year from the date of its issuance and accrues interest at the annual rate of 12%.  The Company pledged all of its tangible and intangible assets as security for each of the March 2007 Promissory Notes.  However, this security interest in the Company’s assets was subordinate to the security interest granted the Convertible Notes described in this Note 6.  In consideration of making the March 2007 Promissory Notes, the lenders received a total of 3 million shares of the Company’s common stock valued at $0.05 per share (total $150,000), which resulted in an additional debt discount and corresponding additional paid in capital of $150,000 which will be amortized over the life of the loan.

Face Value of bridge Loans Outstanding	$750,000

Less:
Debt discount due to share issuance	150,000

Net Bridge Loans Outstanding	$600,000

CMS acted as placement agent and sold the March 2007 Promissory Notes to investors that were neither officers nor directors of the Company.  In connection with the sale of the March 2007 Promissory Notes, CMS received a placement fee equal to 10% of the aggregate proceeds ($75,000) and a non-accountable expense allowance equal to 3% of the aggregate proceeds ($22,500).  Additionally, CMS received 3,625,000 shares of the Company’s Common Stock as compensation for placing the March 2007 Promissory Notes.

NOTE 7.

STOCK BASED COMPENSATION:

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

The effective date of SFAS No. 123R for the Company is the first quarter of 2006.  SFAS No. 123R permits companies to adopt its requirements using either a “modified prospective” method or a “modified retrospective” method.  Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments vested after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R.  Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permit entities to restate financial statements of previous periods, either for all prior periods presented or to the beginning of the fiscal year in which the statement is adopted, based on previous pro forma disclosures made in accordance with SFAS No. 123.  Accordingly, the Company has adopted the modified prospective method of recognition .

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

A summary of the option awards under the Company’s Stock Option Plan as of March 31, 2007 and changes since January 1, 2005 is presented below:

		Weighted
		Average
		Stock
Stock Options	Shares	Price
Outstanding, January 1, 2005	0	n/a
Granted, 2005	3,250,000	$0.123
Granted, 2006	570,000	$0.15
Exercised
Forfeited, 2006	(1,000,000)	$0.10

Outstanding at March 31, 2007	2,820,000	$0.137

Options vested at March 31, 2007	756,900	$0.134

At March 31, 2007, the average remaining term for outstanding stock options is 8.41 years.

A summary of the status of non-vested shares under the Company’s Stock Option Plan, as of March 31, 2007 and changes during the two-year period ended March 31, 2007 is presented below:

		Weighted
		Average
		Stock
Stock Options	Shares	Price
Non-vested, January 1, 2005	0	n/a
Non-vested, January 1, 2006	3,250,000	$0.123
Granted	570,000	$0.15
Vested	(756,900)	$0.132
Forfeited	(1,000,000)	$0.10

Non-vested, March 31, 2007	2,063,100	$0.138

As of March 31, 2007, there was a total of $284,708 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Stock Option Plan.  That cost is expected to be recognized over a weighted-average period of 8.41 years.  This disclosure is provided in the aggregate for all awards that vest based on service conditions.  There were no grants to officers, employees or directors.

NOTE 8.

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

At December 31, 2006, the Company has loss carry-forwards available to reduce future taxable income and tax thereon.  The carry-forwards will expire as outlined in the following table:

Expiration	Federal	State
2024	$63,816	$63,216
2025	1,026,016	1,026,630
2026	2,077,000	2,076,700
TOTAL	$3,166,832	$3,166,546

NOTE 9.

RELIANCE ON OFFICERS:

The Company presently has only 2 full time employees; the president and a vice-president of account sales.  These two individuals are presently the only persons who have the experience to develop and sell the Company’s products.  If they were no longer able or willing to function in that capacity, the Company would be negatively affected.

NOTE 10.

RELATED PARTIES:

Nutmeg Farms Ice Cream, LLC (“Nutmeg”)

Nutmeg formerly manufactured and co-packed all of the Company’s ice cream cups.  The Company discontinued selling ice cream cups late in 2006 and, consequently, no longer employs Nutmeg as a co-packer.  However, while they no longer co-pack for the Company, Nutmeg is involved in certain product testing for the Company.  Nutmeg employs a director of the Company.  The Company incurred costs and made payments to Nutmeg for the three months ended March 31, 2006 in the amount of $350.

NOTE 11.

CONCENTRATION OF CREDIT RISK AND ECONOMIC DEPENDENCE:

The Company has one major customer that accounted for approximately 40.8% of gross sales, another customer that accounted for 17.1% of gross sales and a third customer that accounted for 11.2% of gross sales during the three months ended March 31, 2007.  Additionally, net of slotting allowances, as of March 31, 2007, one customer accounted for 35.7% of accounts receivables, one customer accounted for 23.1% of accounts receivable and one customer accounted for 17.9% of receivables.

Additionally, the Company presently has only one co-packer to produce its product.  The Company has identified a second co-packer willing to manufacture the Company’s products and is working with this co-packer to bring their production capacity on-line.  The Company anticipates this to occur prior to June 30, 2007.  To the extent that this additional co-packer is unable to manufacture the Company’s products by June 30, 2007, or the Company’s current co-packer is unable to continuing manufacturing the Company’s products, the Company will not have sufficient capacity to meet all of its expected orders from all of its current customers.

NOTE 12.

COMMITMENTS:

Charles Morgan Securities, Inc .

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

Consulting Agreement

The Company has entered into an agreement with an unrelated party to provide certain consulting services and to assist in providing introductions to sources of capital, as well as new customers.  Under the terms of this agreement, the Company may be required to issue up to 1.2 million shares of stock and $15,000.  As of March 31, 2007, 600,000 shares were due to be issued.  These expenses are reflected as deferred offering costs in stockholders’ equity and common stock subscribed.

NOTE 13.

SUBSEQUENT EVENTS:

Similar to the March 2007 Promissory Notes described in Note 6, on May 8, 2007 the Company entered into an additional promissory note (the “May 2007 Promissory Note”).  The May 2007 Promissory Note was for a total face value of $125,000, and is due one year from the date of issuance and accrues interest at the annual rate of 12%.  The Company pledged all of its tangible and intangible assets as security for the May 2007 Promissory Note.  However, this security interest in the Company’s assets was subordinate to the security interest granted the Convertible Notes also described in Note 6.  In addition, the Company issued 500,000 shares of its Common Stock as an additional incentive to enter into the May 2007 Promissory Notes.

CMS acted as placement agent and sold the May 2007 Promissory Note to investors that were neither officers nor directors of the Company.  In connection with the sale of the May 2007 Promissory Note, CMS received a placement fee equal to 10% of the aggregate proceeds ($12,500) and a non-accountable expense allowance equal to 3% of the aggregate proceeds ($3,750).  Additionally, CMS received 604,167 shares of the Company’s Common Stock as additional compensation for placing the 2007 Promissory Notes.