Form 10QSB
period 2007-06-30
Enlightened Gourmet, Inc.
filed 2007-08-29
CIK 1342882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

☒ | QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2007

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

As of August 8, 2007, 133,244,533 shares of the issuer's Common Stock were issued and 103,244,533 were outstanding

THE ENLIGHTENED GOURMET, INC.

THE ENLIGHTENED GOURMET, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

JUNE 30, 2007

ASSETS

CURRENT ASSETS:
Cash and Cash Equivalents		$-
Accounts Receivable	$233,590
Less Allowance for Discounts	175,000	58,590
Inventory
Finished Goods	$5,311
Raw materials	217,385	222,696
Prepaid Expenses		8,000
TOTAL CURRENT ASSETS		$289,286

DEFERRED FINANCING COSTS		233,800

INTANGIBLE ASSETS		250,000

TOTAL ASSETS		$773,086

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Cash Overdraft		$77,746
Accounts payable		283,830
Accrued expenses		269,576
Notes Payable
Stockholders	$449,000
Others	741,667	1,190,667
TOTAL CURRENT LIABILITIES		1,821,819

CONVERTIBLE DEBENTURES		1,500,000

STOCKHOLDERS’ DEFICIT:
Common stock, par value $0.001, 150,000,000
authorized, 133,244,533 issued and 98,599,822 outstanding		$133,244
Additional Paid in Capital		3,008,963
Accumulated Deficit		(5,004,872)
		(1,862,665)

Less: Treasury stock		(34,645)
Deferred Financing Costs		(209,755)
Unearned compensation		(441,668)
TOTAL STOCK HOLDER DEFICIT		(2,548,733)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$773,086

The accompanying notes are an integral part of these consolidated financial statements.

THE ENLIGHTENED GOURMET, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
REVENUE:
Sales of Products	$365,908	$468,545	$851,055	$607,922
Less Discounts and Slotting Fees	(213,759)	(303,005)	(564,822)	(388,362)
NET REVENUE	$152,149	$165,540	$286,233	$219,560

COST OF SALES	305,722	323,412	584,166	505,382

GROSS MARGIN	(153,573)	(157,872)	(297,933)	(285,822)

EXPENSES:
Selling, General & Administrative	278,082	334,192	648,991	482,467
Interest	250,738	169,105	354,708	206,412
	528,820	503,297	1,003,699	688,879

(LOSS) BEFORE TAXES	(682,393)	(661,169)	(1,301,632)	(974,701)

INCOME TAX EXPENSE	-	-	-	-

NET INCOME (LOSS)	$(682,393)	$(661,169)	$(1,301,632)	$(974,701)

BASIC/DILUTED LOSS
PER SHARE	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Number of
Common Shares of Stock Outstanding	95,892,742	76,661,500	94,539,203	76,583,334

The accompanying notes are an integral part of these consolidated financial statements.

THE ENLIGHTENED GOURMET, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

For the Six Months ended June 30, 2007

					Common
			Additional		Stock	Unamortized	Deferred
	Common Stock		Paid In		Subscribed/	Compensation	Offering	Treasury
	Shares	Amount	Capital	Deficit	Receivable	Expense	Expense	Stock	Total

Balance,
December 31, 2006	119,926,500	$119,926	$2,572,947	$(3,703,241)	$ -	$(607,292)	$ -	$(30,000)	$(1,647,660)

Common stock issued
pursuant to Note
Payable at a
value of $0.05 per share	1,500,000	1,500	73,500						75,000

1,500,000 shares to
be issued pursuant to
bridge loan holders
valued at $0.05 per share					75,000				75,000

Common stock issued to
Investment Advisor for
placement of
Notes Payable	1,812,500	1,813	88,813				(90,626)

1,812,500 shares
to be issued to
Investment Advisor for
placement of
Notes Payable
valued at $0.05 per share					90,626		(90,626)

600,000 shares of common
stock to be issued for
procurement of services					30,000		(30,000)

Amortization of Deferred
Financing Costs							1,364		1,364

Amortization of
Unearned Compensation						$82,812			82,812

Compensation expense
related to
Stock Option Plan			11,021						11,021

Net Loss for the
three months ended
March 31, 2007				(619,238)					(619,238)
	123,239,000	$123,239	$2,746,281	$(4,322,479)	$195,626	$(524,480)	$(209,888)	$(30,000)	$(2,021,701)
500,000 shares issued
to bridge loan holders
valued at $0.05 per share	500,000	500	24,500						25,000

Additional shares issued
for procurement of services					1,250		(1,250)

Common stock issued to
Investment Advisor for
placement of Bridge Loans	604,167	604	29,604				(30,208)

Common Stock issued for
procurement of services	625,000	625	30,625		(31,250)

1,500,000 shares issued
to bridge loan holders
valued at $0.05 per share	1,500,000	1,500	73,500		(75,000)

Shares issued for consulting
services valued at
$0.05 per share	319,155	319	15,639						15,958

The accompanying notes are an integral part of these consolidated financial statements.

THE ENLIGHTENED GOURMET, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

For the Six Months ended June 30, 2007

Continued

					Common
			Additional		Stock	Unamortized	Deferred
	Common Stock		Paid In		Subscribed/	Compensation	Offering	Treasury
	Shares	Amount	Capital	Deficit	Receivable	Expense	Expense	Stock	Total

Common stock issued to
Investment Advisor for
placement of
Notes Payable	1,812,500	1,812	88,814		(90,626)

Amortization of
Unearned Compensation						$ 82,812			82,812

Amortization of Deferred
Financing Costs							31,591		31,591

Common stock issued
pursuant to provisional
settlement of
stockholder debt	4,644,711	4,645						(4,645)

Net Loss for the three
months ended
June 30, 2007				(682,393)					(682,393)
	133,244,533	$133,244	$3,008,963	$(5,004,872)	$ -	$(441,668)	$(209,755)	$(34,645)	$(2,548,733)

The accompanying notes are an integral part of these consolidated financial statements.

THE ENLIGHTENED GOURMET, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six Months ended June 30, 2007 and 2006

CASH FLOWS FROM
OPERATING ACTVIVITIES	2007	2006
Net Loss	$(1,301,632)	$(974,701)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Amortization of debt discount	42,799	191,148
Common stock based compensation	192,284	18,935
Amortization of deferred financing costs	109,604	-
Increase in sales allowances taken	(34,850)	230,000
Issuance of warrant to vendor	-	8,580
Employee stock compensation	-	4,943

Changes in Current Assets and Liabilities:
Accounts Receivable	47,553	(302,776)
Inventory	(103,614)	(187,681)
Prepaid Expenses	27,500	110,000
Cash overdraft	77,746	-
Accounts Payable	(10,456)	246,995
Accrued Expenses	185,817	6,688
NET CASH USED IN
OPERATING ACTIVITIES	(767,249)	(647,869)

CASH FLOWS USED IN
INVESTING ACTIVITIES
Deferred financing costs long-term	-	-
Equipment	-	(4,994)
NET CASH USED IN
INVESTING ACTIVITIES	-	(4,994)

CASH FLOWS FROM
FINANCING ACTIVITIES
Proceeds from Stockholder Loans	-	457,123
Proceeds from Loans	875,000	376,400
Debt financing costs	(128,750)	-
Payment of Stockholder Loan	(100,000)	(318,938)
Sale of Common Stock & Warrants	-	70,350
Payment on Note-	-	-
Proceeds from Notes Payable	-	-
Proceeds from Convertible Debenture	100,000	-
NET CASH PROVIDED BY
FINANCING ACTIVITES	746,250	584,935

NET INCREASE (DECREASE) IN CASH	(20,999)	(67,928)

CASH, BEGINNING	20,999	94,134

CASH, ENDING	$-	$26,206

Non-cash investing activities	$-	$-

Interest paid	$-	$17,062

The accompanying notes are an integral part of these consolidated financial statements.

THE ENLIGHTENED GOURMET, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Period January 1, 2007 to June 30, 2007

NOTE 1.

BASIS OF PRESENTATION:

The accompanying unaudited interim condensed financial statements included herein have been prepared in accordance with the instructions to Form 10-QSB and Item 310 of Regulation SB of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although The Enlightened Gourmet, Inc. and Subsidiary believe that the disclosures are adequate to make the information presented not misleading.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-QSB for the quarter ended June 30, 2007 filed with the Security and Exchange Commission.

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

The Company seeks to establish itself as a leading marketer and manufacturer of fat-free foods.  During 2006, the Company developed several major customers and shipped product to about 22 supermarket chains representing approximately 1,700 stores.  As of August 18, 2007, the Company has received authorizations, and has its products for sale in approximately 37 supermarket chains representing approximately 3,000 stores.  Its major activities consist of producing and selling product and expanding its existing sales base; therefore management has determined that it is no longer a development stage entity.

NOTE 3.

REVENUE RECOGNITION:

Sales, net of an estimate for discounts, returns, rebates and allowances are recorded in income when goods are shipped, at which time risk of loss and title transfers to the customer, in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by Staff Accounting Bulletin No. 104, Revenue Recognition .

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

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $682,393 for the three months ended June 30, 2007, and $1,301,632 for the 6 months ending June 30, 2007 and has not been profitable since its formation and has an accumulated deficit of $5,004,872.  Additionally, as of that date, the Company’s current liabilities exceeded its current assets.  Those factors, and those described above, create an uncertainty about the Company’s ability to continue as a going concern.  Management is developing a plan to (i) continue to contain overhead costs, (ii) increase sales (iii) significantly increase gross profits as significant slotting fees incurred during 2006 will not be required for those supermarket chains in 2007 and (iv) raise outside debt or equity.  These steps, if successful, together with the monies borrowed to date in 2007 (see Note 6),  will provide management with a course of action they believe will allow the Company to deal with the current financial conditions and continue its operations.

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

The following summarizes the stockholders notes as of June 30, 2007:

Stockholder Notes in Default:

(a) Note maturing July 1, 2006	$250,000
(b) Note maturing August 15, 2006	100,000
(c) Note maturing August 15, 2006	24,000
(d) Note maturing September 1, 2006	25,000
(e) Note maturing April 1, 2007	50,000

Total Stockholder Notes outstanding	$449,000

On June 13, 2007, each stockholder lender entered into an agreement to accept their prorata amount of an aggregate of 4,644,711 shares of common stock in provisional satisfaction of the indebtedness represented by of the Stockholder Notes in default.  Under the terms of these agreements, each stockholder lender may, for a period of 30 days following the date that the Securities and Exchange Commission (“SEC”) declares effective the Registration Statement filed by the Company on Form SB-2 with the SEC on June 18, 2007, sell these shares, or, at their option, elect to return their shares of common stock to the Company, in whole or in part, and have all or a portion of their Stockholder Note reinstated.

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

In connection with the sale of the Convertible Notes, CMS received (i) a placement fee equal to 10% of the aggregate proceeds ($150,000); (ii) a non-accountable expense allowance equal to 3% of the aggregate proceeds ($45,000), and a common Stock Purchase Warrant (the “Warrant”) to purchase shares equal to 10% of shares issued upon conversion of the Convertible Notes (3,000,000).  The Warrant is exercisable at $.06 per share.  The Company recognized the amounts paid to CMS for its accountable and nonaccountable expenses and legal costs totaling $195,000 as deferred financing costs.  These costs are being amortized as an expense using the interest method over the two-year term of the Convertible Notes.

Amortization expense for debt issuance costs for each the six months ended June 30, 2007 and 2006 were $46,116 and $0, respectively, and is estimated to be approximately $90,589 and $45,294 for the twelve months ending June 30, 2008 and 2009, respectively, based upon the expected maturities of Convertible Debentures as described in this Note 6.

Maturities of long term debt for the twelve months ended:

June 30, 2008	$0
June 30, 2009	1,500,000
Total	$1,500,000

Bridge Loan Financing:

On March 15, 2007, March 29, 2007, and May 8, 2007 the Company entered into three promissory notes (collectively the “2007 Promissory Notes”).  Each of the 2007 Promissory Notes entered into in March was for a face value of $375,000 ($750,000 total), and the 2007 Promissory Note entered into in May was for $125,000.  Each of the 2007 Promissory Notes are due one year from the date of its issuance and accrues interest at the annual rate of 12%.  The Company pledged all of its tangible and intangible assets as security for each of the 2007 Promissory Notes.  However, this security interest in the Company’s assets was subordinate to the security interest granted the Convertible Notes described in this Note 6.  In consideration of making the 2007 Promissory Notes, the lenders received a total of 3.5 million shares of the Company’s common stock valued at $0.05 per share (total $175,000), which resulted in an additional debt discount and corresponding additional paid in capital of $175,000 which will be amortized over the life of the loan.

Face Value of bridge Loans Outstanding	$875,000

Less:
Debt discount due to share issuance	133,333

Net Bridge Loans Outstanding	$741,667

CMS acted as placement agent and sold each of the 2007 Promissory Notes to investors that were neither officers nor directors of the Company.  In connection with the sale of the 2007 Promissory Notes, CMS received a placement fee equal to 10% of the aggregate proceeds ($87,500) and a non-accountable expense allowance equal to 3% of the aggregate proceeds ($26,250).  Additionally, CMS received 4,229,167 shares of the Company’s Common Stock as compensation for placing the 2007 Promissory Notes.

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

A summary of the option awards under the Company’s Stock Option Plan as of June 30, 2007 and changes since January 1, 2005 is presented below:

		Weighted
		Average
		Stock
Stock Options	Shares	Price
Outstanding, January 1, 2005	0	n/a
Granted, 2005	3,250,000	$0.123
Granted, 2006	570,000	$0.15
Exercised
Forfeited, 2006	(1,000,000)	$0.10

Outstanding at June 30, 2007	2,820,000	$0.137

Options vested at June 30, 2007	756,900	$0.134

At June 30, 2007, the average remaining term for outstanding stock options is 8.1 years.

A summary of the status of non-vested shares under the Company’s Stock Option Plan, as of June 30, 2007 and changes during the two-year period ended June 30, 2007 is presented below:

		Weighted
		Average
		Stock
Stock Options	Shares	Price
Non-vested, January 1, 2005	0	n/a
Non-vested, January 1, 2006	3,250,000	$0.123
Granted	570,000	$0.15
Vested	(756,900)	$0.132
Forfeited	(1,000,000)	$0.10

Non-vested, June 30, 2007	2,063,100	$0.138

As of June 30, 2007, there was a total of $284,708 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Stock Option Plan.  That cost is expected to be recognized over a weighted-average period of 8.1 years.  This disclosure is provided in the aggregate for all awards that vest based on service conditions.  There were no grants to officers, employees or directors.

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

NOTE 10.

RELATED PARTIES:

Nutmeg Farms Ice Cream, LLC (“Nutmeg”)

Nutmeg formerly manufactured and co-packed all of the Company’s ice cream cups.  The Company discontinued selling ice cream cups late in 2006 and, consequently, no longer employs Nutmeg as a co-packer.  However, while they no longer co-pack for the Company, Nutmeg is involved in certain product testing for the Company.  Nutmeg employs a director of the Company.  The Company incurred costs and made payments to Nutmeg for the six months ended June 30, 2007 in the amount of $1,709.

NOTE 11.

CONCENTRATION OF CREDIT RISK AND ECONOMIC DEPENDENCE:

The Company has one major customer that accounted for approximately 13.1% of gross sales, another customer that accounted for 11.8% of gross sales and a third customer that accounted for 8.7% of gross sales during the six months ended June 30, 2007.  Additionally, net of slotting allowances, as of June 30, 2007, one customer accounted for 58% of accounts receivables, one customer accounted for 20.5% of accounts receivable and one customer accounted for 6.6% of receivables.

Additionally, the Company presently has only one co-packer to produce its product.  The Company has identified a second co-packer willing to manufacture the Company’s products and is working with this co-packer to bring their production capacity on-line.  While the Company anticipated this to occur prior to June 30, 2007, it did not happen and the Company now expects this co-packer to be online toward the end of the third quarter, or early in the fourth quarter.  To the extent that this additional co-packer is unable to manufacture the Company’s products by September 30, 2007, or the Company’s current co-packer is unable to continuing manufacturing the Company’s products, the Company will not have sufficient capacity to meet all of its expected orders from all of its current customers.

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

Consulting Agreement

The Company has entered into agreements with a certain party that is neither an officer nor director of the Company to provide certain consulting services and to assist in providing introductions to sources of capital, as well as new customers.  Under the terms of this agreement, the Company may be required to issue up to 1.2 million shares of stock and $15,000.  As of June 30, 2007, 625,000 shares have been issued.

NOTE 13.

SUBSEQUENT EVENTS:

On August 18, 2007 and on August 20, 2007, the Company entered into two unsecured loans (the “August 2007 Loans”).  Each of the August 2007 Loans was for a total face value of $100,000, and is due one year from the date of issuance and accrues interest at the annual rate of 12%.

CMS acted as financial advisor and arranged each the August 2007 Loans with lenders that were neither officers nor directors of the Company.  In connection with the arrangement of each of the August 2007 Loans, CMS received a financial advisory fee equal to 10% of the aggregate gross proceeds ($20,000) and a non-accountable expense allowance equal to 3% of the aggregate proceeds ($6,000).

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

Since January 1, 2006, the Company’s major activities have been producing and selling product, as well as expanding its existing sales base.  Prior to January 1, 2006, the Company was a development stage company and recorded no revenues from sales.  While the Company began recording its initial sales revenues late in the quarter ending March 31, 2006, it did not generate its initial sales until almost the end of that quarter.  Additionally, while the Company had sales authorizations from approximately 20 supermarket chains to place its products in about 1,500 supermarkets in the second quarter of 2006, sales in the second quarter of 2006, like those of the first quarter of 2006, were skewed towards the latter part of the quarter.  Correspondingly, the Company began the second quarter of 2007 with its products for sale in over 3,000 stores, representing about 37 supermarket chains; double the number of stores compared to the comparable period of 2006.  Accordingly, a comparison between the second quarter of 2007 and the second quarter of 2006 is not appropriate, since the Company is still growing its sales base.  During the second quarter of 2007, consumers continued to become aware of the Company’s products as a result of its marketing and promotional activities.  However, the Company encountered certain production related issues towards the end of the second quarter that prevented it from delivering any of the orders it received from its customers.  While the Company has since determined and rectified the production problem which was isolated to the dairy that makes the Company’s mix, the Company was without any production for several weeks until this problem was resolved.  Consequently, it recorded no sales during this period.  Additionally, the second co-packer that the Company anticipated having up and running during the second quarter is still not operational, and this only compounded these productions issues.  This coupled with a continued lack of adequate capital caused sales to be less toward the end of the quarter, compared to the rate of sales experienced at the beginning of the quarter.  As a result of these issues, the Company’s sales for the quarter were considerably less than what would have been expected given the number of stores  the Company’s products were authorized in.

Results of Operations.

During the quarter ended June 30, 2007, the Company incurred a net loss of $682,393 compared to a net loss of $661,169 in the comparable quarter of 2006.  The Company recorded gross sales of $365,908 in the 2007 quarter compared to $468,545 for 2006; a decrease of 22%.  The decrease in sales in the quarter was a direct result of production issues incurred toward the end of the quarter which prevented the Company from fulfilling orders for about three weeks and negatively impacted the Company’s revenue.  Additionally, the Company’s production time was also adversely effected at varying times throughout the quarter as a result of the Company not having sufficient cash to prepay for its production time.  Presently, the Company’s only co-packer requires that the Company prepay for its production time.  For the six month period ending June 30, 2007, the Company incurred a net loss of $1,301,632 on gross sales of $851,055, compared to a net loss of $974,701 on sales of $607,922.  The Company’s gross sales for the 6 month period ending June 30, 2007 were greater than the comparable period in 2006, even with the lost production time during the second quarter of 2007, because the Company recorded minimal sales in the first quarter of 2006.  Nevertheless, similar to all of 2006 and the first quarter of 2007, a considerable portion of the Company’s sales for the quarter ending June 30, 2007 were offset by slotting fees, discounts, and other sales credits made to supermarket chains.  Slotting charges are payments made to retail outlets to gain access to their shelf space.  These fees are common in most segments of the food industry and vary from chain to chain.  The Company anticipates that as it continues to enter new markets, slotting expenses and other sales credits will continue to offset a significant portion of its sales revenue.  However, over time, as more stores authorize the Company’s products, slotting payments will represent a smaller portion of gross revenues, as slotting payments are a one-time fee.  Nevertheless, as the Company receives new store authorizations, or receives an order from an authorized store for a new product that was not previously authorized, additional slotting expenses will most likely be charged by these stores.  During the 2nd quarter, slotting payments, discounts, and other sales credits were $213,759 or 58% of sales, compared to $303,505, or 65% of sales in 2006.  Accordingly, the Company recorded only $152,149 in net revenue for the 2007 quarter, compared to $165,540 in 2006.  For the six months ended June 30, 2007, the Company the Company incurred slotting payments, discounts, and other sales credits of $564,822, compared to $388,362 in 2006.  Accordingly, net revenues were $286,233 for the six months ending 2007, compared to $219,560 in 2006.

Sales have continued to increase since the Company’s products were introduced in March, 2006 as consumers continue to become aware of the products primarily due to the Company’s marketing programs.  The Company continues to promote its products aggressively, and will continue to do so throughout 2007 so long as it has the capital to do so.  The Company promotes its products by offering discounted pricing to retailers, coupons and in-store demonstrations to increase customer awareness of its products.  The Company continues to believe, based upon its sales experience throughout 2006 and the first 6 months of 2007 that the key to increasing market share is to get potential customers to try its products.  The Company considers this to be true because the Company believes it offers the only no fat, no lactose, no sugar added ice cream with fewer calories than the competition while maintaining the taste and texture of full fatted premium ice cream.  This belief is supported by the positive feedback from brokers and store representatives, as well as from customers, that its products are being well received in the marketplace.

Presently, almost all of the Company’s sales continue to be from supermarkets, as the Company has not had sufficient funds to implement a program to sell its impulse, or single serve, items.  Going forward, the Company plans to hire additional sales personnel to focus primarily on this part of its business, which is different from its supermarket business, although it has not yet done so and, therefore, and, as a result, will not have significant impulse sales during 2007.  The Company continues to believe that sales of impulse items, including sales to schools, could be a significant source of future revenue.  However, the Company needs to hire marketing and sales people to focus solely on this class of trade, as it is distinctly different from sales to supermarket chains.

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

The Company presently manufacturers all of its ice cream bars at one co-packing facility and has no long term agreement to manufacture its products with this co-packer.  To supplement this production, the Company has an oral agreement with a second co-packer, as the production time the Company can purchase from its initial co-packer is insufficient to meet the Company’s demand for product in 2007.  While the Company expected this new co-packer to be able to manufacture product for the Company by June 1, 2007, it is still not operational.  This has caused the Company to be the position of not being able fill all of its orders.  Consequently, the Company has had to allocate its limited production to stores rather than filling all of the orders it has received.  The Company estimates that it has only been able to fill approximately 40% of all of the orders it has received from its customers during the second quarter.  To the extent that this second co-packer is unable to manufacture product by the end of the third quarter of 2007, the Company will risk losing some of the stores it has received sales authorizations from, because stores will not tolerate lost sales from not having product on their shelves.  The Company could be adversely impacted if this were to happen.  The Company anticipates the need to enter into a long-term production agreement with each co-packer once it can reasonably determine its sales for the next twelve to twenty-four months.  Additionally, the Company believes that until the Company is more stable financially, co-packers will not be willing to enter into a long-term agreement since they cannot be reasonably assured the Company will be able to pay for such production.  Additionally, the Company’s current co-packer, in order to limit its financial risk, requires the Company to prepay for all of its production time.  This has had the effect of reducing or delaying production if the Company’s cash flow is insufficient to pay for this production time when needed.

The Company incurred a net loss of $682,393 for the quarter ended June 30, 2007, compared to a net loss of $661,169 for 2006.  The 2007 quarter’s loss was primarily a result of (i) one-time slotting fees and discounts, (ii) the Company’s cost of goods sold being greater than expected, (iii) increased amortization of finance charges and interest expense as a result of borrowings previously undertaken by the Company, (iv) increased selling, general and administrative expenses and, (v) the previously mentioned production problems, including not having enough production capacity.  For the six months ended June 30, 2007, the Company’s net loss was $1,301,632, compared to $974,701 in 2006.  The increase in the loss in 2007 compared to 2006 is attributable to the same reasons as the increase in the quarterly loss.

The Company’s cost of goods sold for the 2nd quarter was $305,722, or 83.6% of gross sales and greater than expected, and its gross margin correspondingly lower, primarily due to the fact that the Company has still not been able to generate any volume buying power for ingredients and packaging due to its lack of capital.  This is primarily due to the Company’s continued lack of adequate capital which prevents the Company from purchasing raw materials and ingredients in sufficient quantities to obtain volume pricing.  The Company believes it will be able to lower the cost of its ingredients and packaging if and when it can purchase these items in greater quantity.  Additionally, the Company experienced productions issues late in the 2nd quarter which prevented it form manufacturing any product for the approximately three weeks.  The cost of the raw materials used in these failed  production runs negatively effected the Company’s Cost of Goods Sold.  However, the Company has identified the problem which was with the dairy that makes the Company’s mix, has rectified the problem and is looking at what options the Company has to recoup these costs from the dairy.  Additionally, the Company believes that as its sales increase, and the payments for slotting are eventually reduced, the Company’s working capital will improve as a direct result of the reduction in slotting expenses.  Additionally, the Company expects that it will eventually be able to purchase its raw materials, including packaging and ingredients, in sufficient volume to obtain discounts from what it has paid for these materials to date.  However, given the rate that the Company anticipates growing the number of stores it wants to have its products for sale in, the Company believes that slotting fees will be a considerable expense for the Company for the foreseeable future.

The Company’s selling, general and administrative expenses equaled $278,082 for the quarter compared to $334,192 the comparable quarter of 2006.  Of the 2007 amount, $163,870 represented professional fees, including legal, accounting and consulting fees, as well consultants’ reimbursable expenses.  However, the majority of the professional fee, $82,813, was related to the amortization of various financial advisory and investment banking fees the Company paid to its financial advisor.  $32,388 represented sales and distribution expenses including brokerage commissions, cold storage and freight charges to deliver the Company’s products from both its co-packers to its clients.  $41,319 represented salaries and benefits.  $11,115 was related to travel and entertainment expenses during the quarter primarily for the costs incurred in attending various sales meetings, and making sales calls to the Company’s customers.  The balance was expended on related overhead.

Liquidity and Capital Resources.

During the second quarter of 2007, the Company’s total assets decreased by $134,791 from March 31, 2007 to $773,086.  During the same period, cash decreased by $20,999 not including a cash overdraft of 77,746.  The Company’s inventory, including both raw materials and finished goods, increased by $74,784 to $222,696 and prepaid management fees decreased by $23,750 to $8,000.  Accounts receivable, net of any discounts, decreased $66,181 from March 31, 2007 to $58,590.  In addition, deferred financing costs decreased by $37,231 from March 31, 2007 to $233,800 as a result of the amortization of the placement fees payable to the Placement Agent on the convertible notes the Company entered into last year.  During the 2007 second quarter, the Company did not raise any additional equity, but issued 500,000 shares of common stock as additional compensation for a shareholder loan the Company entered into for $125,000, and issued 604,167 shares of common stock to Charles Morgan securities as compensation for placing this shareholder loan.

Additionally the Company issued 4,644,711 shares of common stock to five lenders who are also stockholders of the Company but neither officers nor directors of the Company.  The shares issued were related to agreements the Company entered into with these five lenders providing for the provisional settlement of $449,000 aggregate principal amount of unsecured promissory notes.  (See ITEM 3.  DEFAULTS UPON SENIOR SECURITIES).

The Company’s liabilities increased from March 31, 2007 by $392,241 to $3,321,819.  During the same period, the Company’s accounts payable increased by $62,578 to $283,830 and its accrued expenses, including accrued interest on loans, unpaid salaries and payroll taxes, increased by $110,250 to $269,576 primarily as a result of accrued interest on the Company’s borrowings.  The Company’s borrowings classified as current liabilities, not including its account payables and accrued expenses, increased during the same period by $392,241 to $1,821,819.  Approximately 32% of this increase in Current Liabilities is a result of the $125,000 bridge loan the Company entered into during the quarter.  The balance was due to an increase in the Company’s accrued expenses, including accrued interest, and accounts payable.  This bridge loan, similar to the bridge loans entered into during the first quarter of 2007, and is  secured by all of the assets of the Company, although they are all subordinate to $1.5 million of convertible notes that the Company has outstanding as of June 30, 2007.  This bridge loan bears interest at the annual rate of 12% and is due and payable on May 1, 2008.

The Company remains in default on five separate shareholder loans having a combined face value of $449,000 for failure to pay the principal and interest when due.  The aggregate amount of accrued interest on the defaulted shareholder loans, as of June 30, 2007, was $73,530.  Each of these loans currently accrues interest at the default rate of interest equal to 18%.  As previously mentioned, the Company entered into agreements with each of the lenders providing for a provisional settlement of the outstanding indebtedness to these lenders. To the extent that any lender rejects the terms of the provisional settlement, the Company intends to repay such indebtedness with the proceeds with future financings, although there can be no assurance that such future financings will be available to the Company or that if financings become available in the future what the terms of such financings will be or that they will be in amounts sufficient to pay these promissory notes and other obligations of the Company. .  (See ITEM 3.  DEFAULTS UPON SENIOR SECURITIES).

Other than the typical 30-day grace period for paying vendors, the Company presently has no bank credit lines that it may rely on to fund working capital.  However, many of the Company’s vendors have been willing to lengthen payment terms and generally accommodate the Company’s needs, based upon the fact that Company’s sales are increasing and that it is perhaps in their best interest to work with the Company during this period where free cash is tight.  However, not all vendors have been willing to extend such credit terms, and many vendors have required sizeable up-front deposits, or full payment in advance.

Plan of Operation

While the Company’s products are being accepted in the stores, and it is receiving repeat orders from all of its customers, the Company is still dependent upon additional capital in the near term in the form of either debt or equity to continue its operations.  This is necessary because the Company’s working capital is presently insufficient to pay for the necessary ingredients and packaging, as well as production costs to manufacture the Company’s expected orders, as well as to pay down its accounts payable and existing indebtedness.  While the convertible note and bridge loans entered into this year have improved the Company’s finances in the short term, the Company is still dependent upon additional capital to insure its long term financial stability.  Compounding the Company’s liquidity problem, the Company presently does not have any sources of credit that it can access on a ready basis.  Consequently, the Company requires additional capital in order to (i) purchase additional raw materials, including ingredients and packaging, as well as pay the cost of manufacturing its products, all in a timely basis; (ii) pay advertising costs and other marketing expenses to promote the sale of its products; (iii) finish paying its slotting fees; (iv) repay its existing indebtedness including its accounts payable and (v) increase its corporate infrastructure.  The Company is presently seeking a financing which will provide the Company between $2,000,000 and $3,000,000 of additional capital; however, no assurances can be given that this financing or any other financing will be completed or if completed, will be on favorable terms to the Company.  To the extent that the Company is unable to receive such funding on a timely basis, the Company’s ability to continue to pay its existing obligations, as well as enter new markets or to exploit existing markets, may be delayed or potentially lost and management’s revenue projections will not be met.  Additionally, it’s possible that the Company’s reputation may be damaged if it is not able to deliver its products to the supermarkets from which it has received orders.

ITEM 3.  CONTROLS AND PROCEDURES.

As of June 30, 2007, the Company’s management carried out an evaluation, with the participation of the Company's Chief Executive Officer (principal executive officer) and Chief Accounting Officer (principal financial officer), of the effectiveness of the Company's disclosure controls and procedures and the Company’s internal control over financial reporting.  Management concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report were effective in timely alerting it to material information required to be included in the Company's periodic Securities and Exchange Commission filings and were also effective to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.  There was no change in the Company's internal control over financial reporting that occurred during the second quarter of the fiscal year that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company is not a party to any legal proceedings.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 8, 2007 the Company entered into a promissory note (the “May 2007 Promissory Note”).  The May 2007 Promissory Note was for a total face value of $125,000, and is due one year from the date of issuance and accrues interest at the annual rate of 12%.  The Company pledged all of its tangible and intangible assets as security for the May 2007 Promissory Note.  However, this security interest in the Company’s assets is subordinate to the security interest granted by the Company to the previously issued $1.5 million principal amount Convertible Notes due November 1, 2008.  In addition, the Company issued 500,000 shares of its common stock as an additional incentive to enter into the May 2007 Promissory Notes.

Charles Morgan Securities (“CMS”) acted as placement agent and sold the May 2007 Promissory Note to investors that were neither officers nor directors of the Company.  In connection with the sale of the May 2007 Promissory Note, CMS received a placement fee equal to 10% of the aggregate proceeds ($12,500) and a non-accountable expense allowance equal to 3% of the aggregate proceeds ($3,750).  Additionally, CMS received 604,167 shares of the Company’s common stock as additional compensation for placing the 2007 Promissory Notes.

On June 13, 2007 the Company entered into agreements with five lenders who are also stockholders of the Company, but neither officers nor directors of the Company, providing for the provisional settlement of $449,000 aggregate principal amount of unsecured promissory notes.  The agreements provided for issuing an aggregate of 4,644,711 shares of the Company’s common stock in provisional satisfaction of the indebtedness represented by such promissory notes.  (See ITEM 3.  DEFAULTS UPON SENIOR SECURITIES).

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

The Company is in default with respect to $449,000 aggregate principal amount of unsecured promissory notes (the “Promissory Notes”) payable to various stockholders of the Company (each a “Lender”).  The interest rate on such Promissory Notes has increased to the Default Rate of 18% per annum from the stated rate of 12% per annum.

On June 13, 2007, each Lender entered into an agreement to accept their prorata amount of an aggregate of 4,644,711 shares of common stock in provisional satisfaction of the indebtedness represented by such Promissory Notes.  Under the terms of theses agreements, each Lender may, for a period of 30 days following the date that the Securities and Exchange Commission (“SEC”) declares effective the Registration Statement filed by the Company on Form SB-2 with the SEC on June 18, 2007, sell these shares, or, at their option, elect to return their shares of common stock to the Company, in whole or in part, and have all or a portion of their Promissory Notes reinstated.

To the extent any Lender elects to return some or all of their shares of common stock to the Company, the Company intends to repay such Promissory Notes with the proceeds from future financings, although there can be no assurance that such future financings will be available to the Company, or that if financings become available in the future what the terms of such financings will be, or that they will be in amounts sufficient to pay these Promissory Notes and other obligations of the Company.

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

THE ENLIGHTENED GOURMET, INC.

August 28, 2007

By:  /s/ ALEXANDER L. BOZZI, III

Alexander L. Bozzi, III, President

(Principal Executive Officer and Principal Financial and

Accounting Officer)