Form 10QSB
period 2007-09-30
Enlightened Gourmet, Inc.
filed 2007-11-14
CIK 1342882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2007

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

As of November 14, 2007, 135,894,533 shares of the issuer's Common Stock were issued and 105,894,533 were outstanding

THE ENLIGHTENED GOURMET, INC.

THE ENLIGHTENED GOURMET, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

September 30, 2007

(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and Cash Equivalents		$-
Accounts Receivable	$320,989
Less Allowance for Discounts	275,000	45,989
Inventory
Finished Goods	11,233
Raw Materials	160,879	172,112
Prepaid Expenses		100,000

TOTAL CURRENT ASSETS		$318,101

DEFERRED FINANCING COSTS		226,875

INTANGIBLE ASSETS		250,000

TOTAL ASSETS		$794,976

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Cash Overdraft		$72,769
Accounts Payable		333,325
Accrued Expenses		383,283
Notes Payable
Stockholders	$449,000
Others, net of debt discount of $89,583	1,185,417	1,634,417
TOTAL CURRENT LIABILITIES		2,423,794

CONVERTIBLE DEBENTURES		1,500,000

STOCKHOLDERS’ DEFICIT:
Common stock, par value $0.001, 150,000,000
authorized, 133,244,533 issued and 103,244,533 outstanding		$133,244
Additional Paid in Capital		3,008,963
Accumulated Deficit		(5,698,110)
		(2,555,903)

Less: Treasury Stock		(34,645)
Deferred Financing Costs		(179,415)
Unearned Compensation		(358,855)
TOTAL STOCKHOLDERS’ DEFICIT		(3,128,818)

TOTAL LIABILITIES AND
STOCKHOLDERS’ DEFICIT		$794,976

The accompanying notes are an integral part of these consolidated financial statements.

THE ENLIGHTENED GOURMET, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2007	2006	2007	2006
REVENUE:
Sales of Products	$139,111	$447,998	$990,166	$1,055,920
Less Discounts and Slotting Fees	(133,834)	(171,283)	(698,656)	(559,645)
NET REVENUE	5,277	276,715	291,510	496,275

COST OF SALES	194,360	407,103	778,526	912,485

GROSS MARGIN	(189,083)	(130,388)	(487,016)	(416,210)

EXPENSES:
Selling, General & Administrative	242,267	154,233	891,258	636,700
Interest	261,888	256,066	616,596	462,478
	504,155	410,299	1,507,854	1,099,178

(LOSS) BEFORE TAXES	(693,238)	(540,687)	(1,994,870)	(1,515,388)

INCOME TAX EXPENSE	-	-	-	-

NET INCOME (LOSS)	$(693,238)	$(540,687)	$(1,994,870)	$(1,515,388)

BASIC/DILUTED LOSS
PER SHARE	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted Average Number of
Common Shares of Stock Outstanding	103,244,533	76,661,500	97,032,011	76,609,396

The accompanying notes are an integral part of these consolidated financial statements.

THE ENLIGHTENED GOURMET, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

For the Nine Months ended September 30, 2007

(Unaudited)

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

1,812,500 shares
to be issued to
Investment Advisor for
placement of
Notes Payable
valued at $0.05 per share					90,626		(90,626)

600,000 shares of common
stock to be issued for
procurement of services					30,000		(30,000)

Amortization of Deferred
Financing Costs							1,364		1,364

Amortization of
Unearned Compensation						$82,812			82,812

Compensation expense
related to
Stock Option Plan			11,021						11,021

Net Loss for the
three months ended
March 31, 2007				(619,238)					(619,238)
	123,239,000	123,239	2,746,281	(4,322,479)	195,626	(524,480)	(209,888)	(30,000)	(2,021,701)
500,000 shares issued
to bridge loan holders
valued at $0.05 per share	500,000	500	24,500						25,000

Additional shares issued
for procurement of services					1,250		(1,250)

Common stock issued to
Investment Advisor for
placement of Bridge Loans	604,167	604	29,604				(30,208)

Common Stock issued for
procurement of services	625,000	625	30,625		(31,250)

1,500,000 shares issued
to bridge loan holders
valued at $0.05 per share	1,500,000	1,500	73,500		(75,000)

Shares issued for consulting
services valued at
$0.05 per share	319,155	319	15,639						15,958

The accompanying notes are an integral part of these consolidated financial statements.

THE ENLIGHTENED GOURMET, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

For the Nine Months ended September 30, 2007

(Unaudited)

Continued

					Common
			Additional		Stock	Unamortized	Deferred
	Common Stock		Paid In		Subscribed/	Compensation	Offering	Treasury
	Shares	Amount	Capital	Deficit	Receivable	Expense	Expense	Stock	Total

Common stock issued to
Investment Advisor for
placement of
Notes Payable	1,812,500	1,812	88,814		(90,626)

Amortization of
Unearned Compensation						82,812			82,812

Amortization of Deferred
Financing Costs							31,591		31,591

Common stock issued
pursuant to provisional
settlement of
stockholder debt	4,644,711	4,645						(4,645)

Net Loss for the three
months ended
June 30, 2007				(682,393)					(682,393)
	133,244,533	133,244	3,008,963	(5,004,872)	-	(441,668)	(209,755)	(34,645)	(2,548,733)

Amortization of
Unearned Compensation						82,813			82,813

Amortization of Deferred
Financing Costs							30,340		30,340

Net Loss for the three
Months ended
September 30, 2007	133,244,533	$133,244	$3,008,963	$(5,698,110)	$ -	$(358,855)	$(179,415)	$(34,645)	$(3,128,818)

The accompanying notes are an integral part of these consolidated financial statements.

THE ENLIGHTENED GOURMET, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months ended September 30, 2007 and 2006

(Unaudited)

CASH FLOWS FROM
OPERATING ACTVIVITIES	2007	2006
Net Loss	$(1,994,870)	$(1,515,388)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Amortization of debt discount	156,349	429,231
Non-cash stock-based expense	269,669	7,538
Amortization of deferred financing costs	198,868	-
Increase in sales allowances taken	63,769	121,352
Issuance of warrant to vendor	-	8,580
Employee stock compensation	-	-

Changes in Current Assets and Liabilities:
Accounts Receivable	(38,785)	(246,495)
Inventory	(53,030)	(101.496)
Prepaid Expenses	(132,000)	115,000
Cash overdraft	72,769	49,936
Accounts Payable	39,038	438,688
Accrued Expenses	299,524	20,442
NET CASH USED IN
OPERATING ACTIVITIES	(1,118,699)	(672,612)

CASH FLOWS USED IN
INVESTING ACTIVITIES
Equipment	-	(4,995)
NET CASH USED IN
INVESTING ACTIVITIES	-	(4,995)

CASH FLOWS FROM
FINANCING ACTIVITIES
Proceeds from Stockholder Loans	-	212,123
Proceeds from Loans	1,375,000	-
Debt financing costs	(177,300)	-
Payment of Stockholder Loan	(100,000)	(75,000)
Sale of Common Stock & Warrants	-	70,350
Proceeds from Convertible Debenture	-	376,000
NET CASH PROVIDED BY
FINANCING ACTIVITES	1,097,700	583,473

NET INCREASE (DECREASE) IN CASH	(20,999)	(94,134)

CASH, BEGINNING	20,999	94,134

CASH, ENDING	$-	$-
Non-cash investing activities	$-	$-

Interest paid	$-	$1,062

The accompanying notes are an integral part of these consolidated financial statements.

THE ENLIGHTENED GOURMET, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Period January 1, 2007 to September 30, 2007

NOTE 1.

BASIS OF PRESENTATION:

The accompanying unaudited interim condensed financial statements included herein have been prepared in accordance with the instructions to Form 10-QSB and Item 310 of Regulation SB of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although The Enlightened Gourmet, Inc. and Subsidiary believe that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB filed with the SEC on April 17, 2007.

NOTE 2.

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

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $693,238 for the three months ended September 30, 2007, and $1,994,870 for the 9 months ending September 30, 2007 and has not been profitable since its formation and has an accumulated deficit of $5,698,110.  Additionally, as of that date, the Company’s current liabilities exceeded its current assets.  Those factors, and those described above, create an uncertainty about the Company’s ability to continue as a going concern.  Management is developing a plan to (i) continue to contain overhead costs, (ii) increase sales (iii) significantly increase gross profits as significant slotting fees incurred during 2006 will not be required for those supermarket chains in 2007 and (iv) raise outside debt or equity.  These steps, if successful, together with the monies borrowed to date in 2007 (see Note 6),  will provide management with a course of action they believe will allow the Company to deal with the current financial conditions and continue its operations.

NOTE 3.

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

The Company seeks to establish itself as a leading marketer and manufacturer of fat-free foods.  During 2006, the Company developed several major customers and shipped product to about 22 supermarket chains representing approximately 1,700 stores.  As of November 14, 2007, the Company has received authorizations, and has its products for sale in approximately 26 supermarket chains representing approximately 1,750 stores.  Its major activities consist of producing and selling product and expanding its existing sales base; therefore management has determined that it is no longer a development stage entity.

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

NOTE 5.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157) which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. Since its initial issuance, the FASB has received considerable input regarding the implications of the standard on the valuation of non-financial assets and liabilities. As a result, the FASB is proposing to amend the scope of SFAS 157 to exclude its application to lease accounting and clarify its disclosure requirements relative to pension and other post-retirement employee benefit assets and liabilities. In light of the changes being proposed and the underlying implications of the overall pronouncement, we are currently evaluating its potential impact to our financial statements and results of operations.

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

The following summarizes the stockholders notes as of September 30, 2007:

Stockholder Notes in Default:

(a) Note maturing July 1, 2006	$250,000
(b) Note maturing August 15, 2006	100,000
(c) Note maturing August 15, 2006	24,000
(d) Note maturing September 1, 2006	25,000
(e) Note maturing April 1, 2007	50,000

Total Stockholder Notes outstanding	$449,000

On June 13, 2007, each stockholder lender entered into an agreement to accept their prorata amount of an aggregate of 4,644,711 shares of common stock in provisional satisfaction of the indebtedness represented by the Stockholder Notes in default.  Under the terms of these agreements, each stockholder lender may, for a period of 30 days following the date that the Securities and Exchange Commission (“SEC”) declares effective the Registration Statement filed by the Company on Form SB-2 with the SEC on June 18, 2007, sell these shares, or, at their option, elect to return their shares of common stock to the Company, in whole or in part, and have all or a portion of their Stockholder Note reinstated.

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

Amortization expense for debt issuance costs for each the nine months ended September 30, 2007 and 2006 were $68,529 and $0, respectively, and is estimated to be approximately $90,850 and $22,321 for the twelve months ending September 30, 2008 and 2009, respectively, based upon the expected maturities of Convertible Debentures as described in this Note 6.

Maturities of long term debt for the twelve months ended:

September 30, 2008	$0
September 30, 2009	1,500,000
Total	$1,500,000

Bridge Loan Financing:

During the period March 15, 2007 through September 14, 2007 the Company entered into six promissory notes (collectively the “2007 Promissory Notes”) with a combined face value $1,275,000.    Each of the 2007 Promissory Notes are due one year from the date of its issuance and accrues interest at the annual rate of 12%.  The Company pledged all of its tangible and intangible assets as security for each of the 2007 Promissory Notes.  However, this security interest in the Company’s assets was subordinate to the security interest granted to the Convertible Notes described in this Note 6.  In consideration of making the 2007 Promissory Notes, the lenders received a total of 3.5 million shares of the Company’s common stock valued at $0.05 per share (total $175,000), which resulted in an additional debt discount and corresponding additional paid in capital of $175,000 which will be amortized over the life of the loan.

Face Value of Bridge Loans Outstanding	$1,275,000

Less:
Debt discount due to share issuance	89,583

Net Bridge Loans Outstanding	$1,185,417

CMS acted as placement agent and sold each of the 2007 Promissory Notes to investors that were neither officers nor directors of the Company.  In connection with the sale of the 2007 Promissory Notes, CMS received a placement fee equal to 10% of the aggregate proceeds ($127,500) and a non-accountable expense allowance equal to 3% of the aggregate proceeds ($38,250).  Additionally, CMS received 4,229,167 shares of the Company’s Common Stock as compensation for placing the 2007 Promissory Notes.

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

A summary of the option awards under the Company’s Stock Option Plan as of September 30, 2007 and changes since January 1, 2005 is presented below:

		Weighted
		Average
		Stock
Stock Options	Shares	Price
Outstanding, January 1, 2005	0	n/a
Granted, 2005	3,250,000	$0.123
Granted, 2006	570,000	$0.15
Exercised
Forfeited, 2006	(1,000,000)	$0.10

Outstanding at September 30, 2007	2,820,000	$0.137

Options vested at September 30, 2007	714,000	$0.129

At September 30, 2007, the average remaining term for outstanding stock options is 8.1 years.

A summary of the status of non-vested shares under the Company’s Stock Option Plan, as of September 30, 2007 and changes during the two-year period ended September 30, 2007 is presented below:

		Weighted
		Average
		Stock
Stock Options	Shares	Price
Non-vested, January 1, 2005	0	n/a
Non-vested, January 1, 2006	3,250,000	$0.123
Granted	570,000	$0.15
Vested	(714,000)	$0.129
Forfeited	(1,000,000)	$0.10

Non-vested, September 30, 2007	2,106,000	$0.139

As of September 30, 2007, there was a total of $191,424 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Stock Option Plan.  That cost is expected to be recognized over a weighted-average period of 8.1 years.  This disclosure is provided in the aggregate for all awards that vest based on service conditions.  There were no grants to officers, employees or directors.

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

NOTE 10.

RELATED PARTIES:

Nutmeg Farms Ice Cream, LLC (“Nutmeg”)

Nutmeg formerly manufactured and co-packed all of the Company’s ice cream cups.  The Company discontinued selling ice cream cups late in 2006 and, consequently, no longer employs Nutmeg as a co-packer.  However, while they no longer co-pack for the Company, Nutmeg is involved in certain product testing for the Company.  Nutmeg employs a director of the Company.  The Company incurred costs and made payments to Nutmeg for the nine months ended September 30, 2007 in the amount of $1,709.

NOTE 11.

CONCENTRATION OF CREDIT RISK AND ECONOMIC DEPENDENCE:

The Company has one major customer that accounted for approximately 37.5% of gross sales, another customer that accounted for 9.2% of gross sales and a third customer that accounted for 8.5% of gross sales during the nine months ended September 30, 2007.  Additionally, net of slotting allowances, as of September 30, 2007, one customer accounted for 19.9% of accounts receivables, one customer accounted for 13.2% of accounts receivable and two customer accounted for approximately 11% each of receivables.

Additionally, the Company presently still has only one co-packer to produce its product.  The Company has identified a second co-packer willing to manufacture the Company’s products and is continuing to work with this co-packer to bring their production capacity on-line.  While the Company anticipated this to occur prior to September 30, 2007, it did not happen and the Company now expects this co-packer to be online prior to the end of the year.  To the extent that this additional co-packer is unable to manufacture the Company’s products by the end of the year, or the Company’s current co-packer is unable to continuing manufacturing the Company’s products, the Company will not have sufficient capacity to meet all of its expected orders from all of its current customers.

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

Consulting Agreement

The Company has entered into agreements with a certain party that is neither an officer nor director of the Company to provide certain consulting services and to assist in providing introductions to sources of capital, as well as new customers.  Under the terms of this agreement, the Company may be required to issue up to 1.2 million shares of stock and $15,000.  As of September 30, 2007, 625,000 shares have been issued.

NOTE 13.

SUBSEQUENT EVENTS:

On October 11, 2007, the majority stockholders of the Company approved an amendment to the Company’s Articles of Incorporation, to (i) increase the number of authorized shares of Common Stock from 150,000,000 to 350,000,000 and, (ii) authorize the creation of 10,000,000 shares of “blank check” preferred stock.  The Company currently has authorized capital stock of 150,000,000 shares of Common Stock and approximately 103,244,533 shares of Common Stock are outstanding as of September 30, 2007.  Prior to this action, the Company’s Articles of Incorporation did not provide for the issuance of any Preferred Stock.

Nevada law provides that stockholders representing a majority of the outstanding shares may undertake certain actions in lieu of a special meeting of the stockholders.  Pursuant to Rule 14c-2 under the Securities Exchange Act of 1934, as amended, the proposals will not be adopted until a date at least 20 days after the date on which this Information Statement has been mailed to the stockholders.  The Company anticipates that the actions contemplated herein will be effected on or about the close of business on November 19, 2007.

On October 30, 2007 the Company entered into a promissory note (the “October 2007 Promissory Note”) with a face value $300,000.  The October 2007 Promissory Note is due October 30, 2008 and accrues interest at the annual rate of 12%.  The Company pledged all of its tangible and intangible assets as security for the October 2007 Promissory Note.  However, this security interest in the Company’s assets is subordinate to the security interest granted the Convertible Debenture and Bridge Loan Financing described in this Note 6.  In consideration of making the October 2007 Promissory Note, the lenders received a total of 1.2 million shares of the Company’s common stock valued at $0.05 per share (total $60,000), which resulted in an additional debt discount and corresponding additional paid in capital of $60,000 which will be amortized over the life of the loan.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This report includes certain forward-looking statements. Forward-looking statements are statements that predict the occurrence of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “will”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. We have written the forward-looking statements specified in the following information on the basis of assumptions we consider to be reasonable. However, we cannot predict our future operating results. Any representation, guarantee, or warranty should not be inferred from those forward-looking statements.

The assumptions we used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty in economic, legislative, industry, and other circumstances. As a result, judgment must be exercised in the identification and interpretation of data and other information and in their use in developing and selecting assumptions from and among reasonable alternatives. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results. Accordingly we express no opinion on the achievability of those forward-looking statements. We cannot guarantee that any of the assumptions relating to the forward-looking statements specified in the following information are accurate. We assume no obligation to update any such forward-looking statements.

Overview.

Since January 1, 2006, the Company’s major activities have been producing and selling product, as well as expanding its existing sales base.  Prior to January 1, 2006, the Company was a development stage company and recorded no revenues from sales.  The Company generated its initial sales late in the first quarter of 2006.  Since that time the Company has focused its attention on retaining, as well as growing its market share.  During the quarter ended September 30, 2007, these efforts were severely hampered by the Company’s lack of capital.  The primary reason for this lack of capital was due to the filing of the Company’s Registration Statement on Form SB-2 with the Securities and Exchange Commission (“SEC”) on June 18, 2007.  The Company, because of this filing, was unable to sell any additional equity while the Registration Statement was on file with the SEC.  Additionally, the Company was unable to generate sufficient interest from lenders willing to lend the Company money, without issuing the lenders any common stock as additional compensation for making a loan.  Consequently, because the Company was not adequately capitalized prior to the filing of the SB-2, the Company did not have sufficient capital to purchase sufficient raw materials, or pay its co-packer to fill all of the orders it received.  Compounding this lack of capital were the production issues plaguing the company during the latter part of the 2nd quarter, which were not fully rectified until midway through the 3rd quarter.  Accordingly, while the Company’s sales increased for the first six months of this year compared to 2006, sales fell in the 3rd quarter of this year compared to 2006, and for the 9 months ended September 30, 2007, are now slightly less than the comparable period of 2006.  Lastly, the Company’s failure to manufacture sufficient product to meet all of its orders, caused a strain in the relationship with many of its customers.  In several instances this strain was irreparable and caused the customer to drop the Company’s products from their stores.  As a result, as of November 14, 2007, the Company’s products have been dropped from approximately eleven supermarket chains representing approximately 1,250 stores.  With the exception of three supermarket chain representing about 236 stores, all of the supermarket chains who dropped the Company’s products were from authorizations obtained by the Company during 2007.

Results of Operations.

During the quarter ended September 30, 2007, the Company incurred a net loss of $693,238 compared to a net loss of $540,687 in the comparable quarter of 2006.  The Company recorded gross sales of $139,111 in the 2007 quarter compared to $447,998 for 2006; a decrease of 68.9%.  The decrease in sales in the quarter was a direct result of not having sufficient capital during the quarter to pay suppliers for raw materials, as well as to pay the Company’s co-packer for production time, and not due to the lack of orders.  Additionally, neither the Company’s suppliers nor its co-packer was willing to extend additional credit to the Company, so the Company simply had insufficient capital to meet all of the orders it received.  The Company estimates that it was only able to fill about twenty percent of all of the orders it received from its customers during the quarter.  For the nine month period ending September 30, 2007, the Company incurred a net loss of $1,994,870 on gross sales of $990,166, compared to a net loss of $1,515,388 on sales of $1,055,920 for the nine months ended September 30, 2006.  The Company’s gross sales for the 9 month period ending September 30, 2007 were 6.2% less than the comparable period in 2006.  This decline was a result of the drop in sales during the third quarter due to previously discussed lack of capital, as well as a result of the previously disclosed production problems during the second quarter which have since been rectified.  Nevertheless, similar to all of 2006 and the first quarter of 2007, a considerable portion of the Company’s sales for the quarter ending September 30, 2007 were offset by slotting fees, discounts, and other sales credits made to supermarket chains.  Slotting charges are payments made to retail outlets to gain access to their shelf space.  These fees are common in most segments of the food industry and vary from chain to chain.  The Company anticipates that as it continues to enter new markets, slotting expenses and other sales credits will continue to offset a significant portion of its sales revenue.  However, over time, as more stores authorize the Company’s products, slotting payments will represent a smaller percentage of gross revenues, as slotting payments are a one-time fee.  Nevertheless, as the Company receives new store authorizations, or receives an order from an authorized store for a new product that was not previously authorized, additional slotting expenses will most likely be charged by these stores.  During the 3rd quarter, slotting payments, discounts, and other sales credits were $133,834 or 96% of sales, compared to $171,283, or 38% of sales in 2006.  Accordingly, the Company recorded only $5,277 in net revenue for the 2007 quarter, compared to $276,715 in 2006.  For the nine months ended September 30, 2007, the Company incurred slotting payments, discounts, and other sales credits of $698,656, compared to $559,645 in 2006.  Accordingly, net revenues were $291,510 for the nine months ending September 30, 2007, compared to $496,275 in 2006.

While orders for the Company’s products have continued to increase since the Company’s products were introduced in March, 2006, its actual sales have been adversely affected as a result of the Company’s production problems during the 2nd quarter of 2007, which continued until midway through the 3rd quarter, and its lack of capital in the 3rd quarter of 2007 due to the filing of its SB-2.  Consequently, the Company estimates that it has only been able to fill approximately 50% of all of the orders it has received from its customers during the nine months ended September 30, 2007.  Therefore, even though its orders were increasing, the aforementioned problems caused actual sales to decline for the nine months ended September 30, 2007, compared to the comparable period in 2006.  Additionally, the loss of approximately 1,250 stores from the eleven supermarket chains that discontinued the Company’s products will adversely affect the Company’s revenues going forward, as the Company will not have the opportunity to replace these stores with any new stores until the spring of 2008.  Additionally, any increase in stores will be dependent upon the Company being adequately capitalized to be able to provide these new stores, if any, with product and its ability to pay any related slotting fees.

In an effort to regain its sales momentum, the Company will continue to promote its products aggressively throughout the remainder of 2007 and into 2008, so long as it has the capital to do so.  The Company promotes its products by offering discounted pricing to retailers, coupons and in-store demonstrations to increase customer awareness of its products.  The Company continues to believe, based upon its sales experience since the inception of its products in March, 2006 that the key to increasing market share is to get potential customers to try its products.  The Company considers this to be true because the Company believes it offers the only no fat, no lactose, no sugar added ice cream with fewer calories than the competition, all while maintaining the taste and texture of full fatted premium ice cream.  This belief is supported by the positive feedback from brokers and store representatives, as well as from customers, that its products are being well received in the marketplace.  However, because of the previously discussed problems, the Company has not maximized its revenue from its sales and marketing activities.

Presently, almost all of the Company’s sales continue to be from supermarkets, as the Company has not had sufficient funds to implement a program to sell its impulse, or single serve, items.  Going forward, the Company plans to hire additional sales personnel to focus primarily on this part of its business, which is different from its supermarket business, although it has not yet done so and, as a result, will not have significant impulse sales during 2007.  The Company continues to believe that sales of impulse items, including sales to schools, could be a significant source of future revenue.  However, the Company needs to hire marketing and sales people to focus solely on this class of trade, as it is distinctly different from sales to supermarket chains.

The Company has no manufacturing facilities of its own and relies on third-party vendors, or co-packers, to manufacture its products.  Unlike traditional co-packing arrangements where the co-packer is responsible for purchasing all of the raw materials to manufacture the items and then selling the completed product back to the marketing company at a profit to reflect its manufacturing costs and profit, the Company is responsible for purchasing and maintaining the inventory of all of the necessary ingredients and packaging and then paying a separate fee to the co-packer to manufacture its products.  While the traditional method would be more efficient and effective for the Company because the Company would not be responsible for purchasing and maintaining inventories of raw materials, the uniqueness of the Company’s products, coupled with the start-up nature of the Company, precluded any co-packer from entering into such an arrangement at this time.

The Company presently manufacturers all of its ice cream bars at one co-packing facility and has no long term agreement to manufacture its products with this co-packer.  To supplement this production, the Company has had an oral agreement with a second co-packer since February of 2007 to manufacture the Company’s products.  While this new co-packer informed the Company that it would be able to manufacture product for the Company by June 1, 2007, in anticipation of the summer selling season, it failed to do so and is still not operational.  This has caused the Company to be in the position of not having a back-up facility for its existing co-packer, as well as limiting its ability to solicit and acquire new customers.  While this new co-packer still believes it will be able to begin producing product for the Company by the end of 2007, the Company, because of the fact that this co-packer has been unable to meet these commitments before, has secured the service of an additional unrelated co-packer.  While this third co-packer only has the mechanical capability to manufacture the Company’s two coated bars (Orange & Vanilla Cream and Peach Melba), and its Wisconsin based production facility is not convenient to where the Company’s products are currently being sold, the Company believes that the addition of this co-packer will help improve the Company’s production capacity.  The Company needs to increase its production capacity in order to increase its sales measurably.  Additionally, the Company needs to diversify its production capacity so that it would not be adversely affected if its current co-packer is unable to manufacture the Company’s products.  The Company anticipates the need to enter into a long-term production agreement with each co-packer once it can reasonably determine its sales for the next twelve to twenty-four months.  Additionally, the Company believes that until the Company is more stable financially, co-packers will not be willing to enter into a long-term agreement since they cannot be reasonably assured the Company will be able to pay for such production.  Additionally, the Company’s current co-packer, in order to limit its financial risk, requires the Company to prepay for all of its production time.  This has had the effect of reducing or delaying production if the Company’s cash flow is insufficient to pay for this production time when needed.

The Company incurred a net loss of $693,238 for the quarter ended September 30, 2007, compared to a net loss of $540,687 for 2006.  The 2007 quarter’s loss was primarily a result of (i) a significant decrease in revenue due to lack of adequate capital to pay suppliers and co-packers, (ii) one-time slotting fees and discounts, (iii) the Company’s cost of goods sold being greater than expected, (iv) increased amortization of finance charges and interest expense as a result of borrowings previously undertaken by the Company, (v) increased selling, general and administrative expense and, (vi) the previously discussed production problems that were not rectified until the middle of the third quarter.  For the nine months ended September 30, 2007, the Company’s net loss was $1,994,870, compared to $1,515,388 in 2006.  The increase in the loss in 2007 compared to 2006 is attributable to the same reasons as the increase in the quarterly loss.

The Company’s cost of goods sold for the 3rd quarter was $194,360, or 140% of gross sales and far greater than expected.  The primary reason for this unexpected increase in cost of goods sold resulted from the production problems plaguing the Company during the latter half of the 2nd quarter, which were not completely rectified until the midway though the 3rd quarter.  Some of the production runs during the 3rd quarter resulted in manufacturing no saleable product.  Consequently, all of the costs associated with these failed production runs, including ingredients, processing fees and minimum co-packing fees resulted in no finished product and dramatically increased the cost of goods sold for the limited amount of product manufactured during the quarter.  Additionally, even without incurring these production problems, the Company’s cost of goods sold is still greater than what the Company desires, and its gross margin correspondingly lower, primarily due to the fact that the Company has still not been able to generate any volume buying power for ingredients and packaging.  This is primarily due to the Company’s continued lack of adequate capital which prevents the Company from purchasing raw materials and ingredients in sufficient quantities to obtain volume pricing.  The Company believes it will be able to lower the cost of its ingredients and packaging if and when it can purchase these items in greater quantity.  Additionally, the Company expects that it will be able to lower its production (co-packing) costs by increasing the number of the Company’s co-packers.

The Company’s selling, general and administrative expenses equaled $242,267 for the quarter compared to $154,233 in the comparable quarter of 2006.  Of the 2007 amount, $154,401 represented professional fees, including legal, accounting and consulting fees, as well consultants’ reimbursable expenses. However, the majority of the professional fee, $82,813, was related to the amortization of various financial advisory and investment banking fees the Company paid to its financial advisor.  $27,032 represented sales and distribution expenses including brokerage commissions, cold storage and freight charges to deliver the Company’s products from both its co-packers to its clients.  $51,978 represented salaries and benefits.  $4,253 was related to travel and entertainment expenses during the quarter primarily for the costs incurred in attending various sales meetings, and making sales calls to the Company’s customers.  The balance was expended on related overhead.

Liquidity and Capital Resources.

During the third quarter of 2007, the Company’s total assets increased by $21,890 from June 30, 2007 to $794,976, as the draw down on the Company’s inventory and the collection of its accounts receivable was offset by the payment of $100,000 in prepaid slotting fees to a new distributor.  These fees will be expensed when the new distributor begins to sell the Company’s products, which is expected to be in the 4th quarter of this year.  During the same period, cash increased by $4,977 not including a cash overdraft of $72,769.  The Company’s inventory, including both raw materials and finished goods, decreased by $50,584 to $172,112 as the company did not have sufficient capital to replace it.  Prepaid management and slotting fees increased by $92,000 to $100,000 primarily as the previously mentioned prepaid slotting fees.  Accounts receivable, net of any discounts, decreased $12,601 from June 30, 2007 to $45,989.  In addition, deferred financing costs decreased by $6,925 from June 30, 2007 to $226,875 as a result of the amortization of the placement fees payable to the Placement Agent on the convertible notes the Company entered into last year.  This amortization was offset by placement fees on the bridge loans the Company entered into this year.  During the 2007 third quarter, the Company did not raise any additional equity, as the Company had its SB-2 Registration Statement on file with the SEC, which precluded it from raising any additional equity capital.  The Company subsequently withdrew this registration statement on October 3, 2007.

The Company’s liabilities increased from June 30, 2007 by $601,975 to $3,923,794.  During the same period, the Company’s accounts payable increased by $49,495 to $333,325 and its accrued expenses, including accrued interest on loans, unpaid salaries and payroll taxes, increased by $113,707 to $383,283 primarily as a result of accrued interest on the Company’s borrowings.  The Company’s borrowings classified as current liabilities, not including its account payables, accrued expenses and the cash overdraft, increased during the same period by $443,750 to $1,634,417.  Approximately 66% of the increase in Current Liabilities is a result of the $400,000 in bridge loans the Company entered into during the quarter.  The balance was primarily due to an increase in the Company’s accrued expenses (18.9%), including accrued interest, and accounts payable (8.2%).  The $400,000 in cumulative bridge loans entered into during the quarter, similar to the bridge loans entered into earlier in the year, are secured by all of the assets of the Company, although the loans are all subordinate to $1.5 million of convertible notes outstanding as of September 30, 2007, as well as all of the other bridge loans the Company entered into during the year.  However, unlike these other bridge loans, the lenders received no shares of common stock as additional compensation for entering into the loans.  Each of the bridge loans comprising the $400,000 bears interest at the annual rate of 12% and are due and payable one year from the date they were issued.

The Company remains in default on five separate shareholder loans having a combined face value of $449,000 for failure to pay the principal and interest when due.  The aggregate amount of accrued interest on the defaulted shareholder loans, as of September 30, 2007, was $91,970.  Each of these loans currently accrues interest at the default rate of interest equal to 18%.  The Company previously entered into agreements with each of the lenders providing for a provisional settlement of the outstanding indebtedness to these lenders.  To the extent that any lender rejects the terms of the provisional settlement, the Company intends to repay such indebtedness with the proceeds with future financings, although there can be no assurance that such future financings will be available to the Company or that if financings become available in the future what the terms of such financings will be or that they will be in amounts sufficient to pay these promissory notes and other obligations of the Company.  (See ITEM 3. DEFAULTS UPON SENIOR SECURITIES).

Other than the typical 30-day grace period for paying vendors, the Company presently has no bank credit lines that it may rely on to fund working capital.  However, many of the Company’s vendors have been willing to lengthen payment terms and generally accommodate the Company’s needs, based upon the fact that Company’s sales are increasing and that it is perhaps in their best interest to work with the Company during this period of limited working capital.  However, not all vendors have been willing to extend such credit terms, and many vendors have required sizeable up-front deposits, or full payment in advance.

Plan of Operation

While the Company’s products are being accepted in the stores, and it is receiving repeat orders from all of its customers, its success has been tempered by both a lack of adequate capital, and some production problems that have since been rectified.  Additionally, the Company is still dependent upon additional capital in the near term in the form of either debt or equity to continue its operations.  This is necessary because the Company’s working capital is presently insufficient to pay for the necessary ingredients and packaging, as well as production costs to manufacture the Company’s expected orders, as well as to pay down its accounts payable and existing indebtedness.  While the convertible note and bridge loans entered into this year have improved the Company’s finances in the short term, the Company is still dependent upon additional capital to insure its long term financial stability.  Compounding the Company’s liquidity problem, the Company presently does not have any sources of credit that it can access on a ready basis.  Consequently, the Company requires additional capital in order to (i) purchase additional raw materials, including ingredients and packaging, as well as pay the cost of manufacturing its products, all in a timely basis; (ii) pay advertising costs and other marketing expenses to promote the sale of its products; (iii) finish paying its slotting fees; (iv) repay its existing indebtedness including its accounts payable and (v) increase its corporate infrastructure.  The Company is presently working with its investment banker on a new financing to hopefully be completed during the 4th quarter of 2007.  The financing, if successful, will provide the Company between $2,500,000 and $3,500,000 of additional capital to pay off the various bridge loans the Company has entered into during the year, as well as provide additional working capital.  Although there are no assurances that this financing or any other financing will be completed or if completed, will be on favorable terms to the Company.  To the extent that the Company is unable to receive such funding on a timely basis, the Company’s ability to continue to pay its existing obligations, as well as enter new markets or to exploit existing markets, may be delayed or potentially lost and management’s revenue projections would not be met.  Additionally, it’s possible that the Company’s reputation may be further damaged if it is not able to deliver its products to the supermarkets from which it has received orders.

ITEM 3.  CONTROLS AND PROCEDURES.

As of September 30, 2007, the Company’s management carried out an evaluation, with the participation of the Company's Chief Executive Officer (principal executive officer) and Chief Accounting Officer (principal financial officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  Management concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report were effective in timely alerting it to material information required to be included in the Company's periodic Securities and Exchange Commission filings and were also effective to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.  There was no change in the Company's internal control over financial reporting that occurred during the second quarter of the fiscal year that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company is not a party to any legal proceedings.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

The Company is in default with respect to $449,000 aggregate principal amount of unsecured promissory notes (the “Promissory Notes”) payable to various stockholders of the Company (each a “Lender”).  The interest rate on such Promissory Notes has increased to the Default Rate of 18% per annum from the stated rate of 12% per annum.

On June 13, 2007, each Lender entered into an agreement to accept their pro-rata amount of an aggregate of 4,644,711 shares of common stock in provisional satisfaction of the indebtedness represented by such Promissory Notes.  Under the terms of theses agreements, each Lender may, for a period of 30 days following the date that the Securities and Exchange Commission (“SEC”) declares effective the Registration Statement filed by the Company on Form SB-2 with the SEC on June 18, 2007, sell these shares, or, at their option, elect to return their shares of common stock to the Company, in whole or in part, and have all or a portion of their Promissory Notes reinstated.

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

On October 2, 2007, the Company notified the SEC that it was withdrawing the Registration Statement, and the Promissory Notes are still in default.

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

November 14, 2007

By:  /s/ ALEXANDER L. BOZZI, III

Alexander L. Bozzi, III, President

(Principal Executive Officer and Principal Financial and

Accounting Officer)