Form 10KSB
period 2007-12-31
Enlightened Gourmet, Inc.
filed 2008-04-11
CIK 1342882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-KSB

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to______

Commission filer number 0-51597

THE ENLIGHTENED GOURMET, INC.

(Name of small business issuer in its charter)

Nevada	32-0121206
(State of Incorporation)	(I.R.S. Employer I.D. Number)

236 Centerbrook, Hamden, CT 06518

-----------------------------------------------

(Address of principal executive offices)  (Zip Code)

Issuer’s Telephone Number (203) 230-9930

Securities registered under Section 12(b) of the Exchange Act:                 None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, Par Value $.0001 Per Share

------------------------------------------------------

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

State issuer's revenues for its most recent fiscal year.  $1,258,928

State the aggregate market value of the voting and non-voting common equity held by non-affilaites computed by the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.)  $2,605,800 based upon the closing sales price of the Company’s common stock as quoted on the Over the Counter Bulletin Board on March 31, 2008 which was $0.08 per share.

As of March 31, 2008, 169,594,837 shares of the issuer's Common Stock were issued and 160,094,837 were outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐  No ☒

ITEM 1.  DESCRIPTION OF BUSINESS

THE COMPANY

We incorporated under the laws of the State of Nevada on June 25, 2004 under the name “ The Enlightened Gourmet, Inc. ”.  We have never been a debtor in bankruptcy, receivership or any similar proceeding.

We develop, market and sell food products the food industry classifies as the "Good for You" category.  Our initial products are no fat, no cholesterol, no lactose, no sugar added ice cream novelties; but we believe we can transfer our process for creating these types of products to other food items as well.  Therefore, when and if we acquire the required financial resources, we plan to use our proprietary process and formulas to perhaps expand beyond our initial ice cream and frozen dessert products.

Our ice cream is fat free, cholesterol free, and lactose free, and has no added sugar, but maintains the taste and texture of premium ice cream.  We sell our ice cream under the trade name "Absolutely Free Gourmet Ice Cream" with the Absolutely FreeTM logo.  All of our initial ice cream products are ice cream novelties, rather than bulk ice cream sold in pints, quarts, half gallons, etc.  Initially we sold ice bars, sandwiches and cups, but because of limited authorizations and sales of sandwiches and cups we began focusing inclusively on ice cream bars in late 2006. We package our ice cream bars for sale

•

as market packs to the retail grocery industry, and

•

as single serve items for the impulse and convenience store market, vending machines and food service distributors.

We also intend to pack the ice cream bars for use in institutional food service venues such as schools, health care facilities and other institutions.  Our ice cream bars are designed to appeal to the health conscious or weight conscious consumer, since they are low in calories and have no fat and no added sugar.  Since our ice cream is free of lactose, we also market the product to individuals who are lactose intolerant.

RISK FACTORS

WE HAVE INCURRED OPERATING LOSSES SINCE INCEPTION AND WE MAY NEVER  BECOME PROFITABLE.

We have been operating at a loss since our inception, and we expect to continue to incur substantial losses for the foreseeable future. Net loss for the year ended December 31, 2007 was $ 4,068,410 resulting in an accumulated deficit of $ 7,771,650 ..  Net loss for the fiscal year ended December 31, 2006 was $ 2,597,228 resulting in an accumulated deficit of $ 1,647,660.  We expect to incur significant increasing operating losses for the foreseeable future, primarily due to the expansion of our operations.  The negative cash flow from operations is expected to continue for the foreseeable future.  Our ability to earn a profit depends upon our ability to grow our sales to achieve a meaningful market share, and to manufacture our products on a consistent and cost effective basis. We cannot give any assurance that we will ever earn a profit from the sale of our products.

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

In their report dated March 28, 2008, Mahoney Sabol & Company, LLP, stated that our financial statements for the fiscal year ended December 31, 2007, were prepared assuming that we would continue as a going concern. However, they also expressed substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is an issue raised as a result of losses suffered from operations and a working capital deficiency. We continue to experience operating losses. We can give no assurance as to our ability to raise sufficient capital or our ability to continue as a going concern.

WE MAY BE UNABLE TO MANAGE OUR GROWTH OR IMPLEMENT OUR EXPANSION STRATEGY.

We may not be able to expand our product offerings, our client base and markets, or implement the other features of our business strategy at the rate or to the extent presently planned. Our projected growth will place a significant strain on our administrative, operational and financial resources. If we cannot successfully manage our future growth, establish and continue to upgrade our operating and financial control systems, recruit and hire necessary personnel or effectively manage unexpected expansion difficulties, our financial condition and results of operations could be materially and adversely affected.

WE WILL NEED ADDITIONAL CAPITAL TO CONTINUE OPERATING OUR BUSINESS, AND WE HAVE NO COMMITMENTS TO PROVIDE THAT CAPITAL.

We do not currently have enough cash flow to operate our business. We will therefore need additional capital (i) to pay slotting fees for supermarket shelf space, (ii) to purchase ingredients and packaging supplies for our co-packers, (iii) to pay co-packers for their services, (iv) to cover general and administrative overhead and (v) to repay outstanding debt and pay interest charges on outstanding debt. Therefore we will be dependent upon additional capital in the form of either debt or equity to continue our operations. At the present time, we do not have arrangements to raise all of the needed additional capital, and we will need to identify potential investors and negotiate appropriate arrangements with them. We cannot give any assurances that we will be able to arrange enough investment within the time the investment is required or that if it is arranged, that it will be on favorable terms. If we cannot get the needed capital, we may not be able to become profitable and may have to curtail or cease our operations.

WE DEPEND HEAVILY ON KEY PERSONNEL AND CONSULTANTS

We believe our success depends heavily on the continued active participation of our Current executive officers. If we were to lose the services of one or more of these officers the loss could have a material adverse effect upon our business, financial condition or results of operations. In addition, to achieve our plans for future growth we will need to recruit, hire, train and retain other highly qualified technical and managerial personnel. Competition for qualified employees is intense, and if we cannot attract, retain and motivate these additional employees their absence could have a materially adverse effect on our business, financial condition or results of operations ..

WE FACE STRONG COMPETITION FROM LARGER AND BETTER-CAPITALIZED COMPANIES ..

Our business is very competitive.  Large national or international food companies, with significantly greater resources than we have, manufacture competing products.  We expect to continue experiencing strong competition from these larger companies in the form of price, competition for adequate distribution and limited shelf space.

In addition, these larger competitors may be able to develop and commercialize new products to compete directly against our products, which may render our products obsolete.  If we cannot successfully compete, our marketing and sales will suffer and we may not ever be profitable.

OUR PRODUCTS ARE NEW AND UNPROVEN.

We sell our products only in a limited number of stores and the products are therefore relatively unknown.  Initial sales have been good in the limited number of stores where we currently have our products, but we cannot give any assurance that our products will be accepted in other markets we will try to reach.

WE DO NOT HAVE ANY PATENT PROTECTION FOR OUR INTELLECTUAL PROPERTY.

Our intellectual property consists of a proprietary recipe and manufacturing process. Together these two elements give us the ability to manufacture foods traditionally high in fat and added sugar without fat or added sugar.  We decided not to seek a patent for this recipe, and the time for us to be able to seek patent protection for our process and recipe has passed.  We believe that by treating the recipe and manufacturing process as a trade secret, we will have greater protection than a patent would give us, because a patent would become public knowledge.  As a result, the only legal protection for our intellectual property is protection as a trade secret.  If our competitors were to learn our trade secrets, or develop their own methods of manufacturing competitive products, we might not be able to become profitable.

WE ARE SUBJECT TO POTENTIAL CLAIMS FOR PRODUCT LIABILITY.

Our business could expose us to claims for personal injury from contamination of our ice cream.  We believe that the quality of our products is carefully monitored through regular product testing, but we may be subject to liability as a result of customer or distributor misuse or storage.  We maintain product liability insurance against some types of claims in amounts we believe are adequate.  Our product liability policy covers claims up to $1 million per single occurrence and $2 million in the aggregate.  We also maintain an umbrella insurance policy that increases the coverage to $5 million in the aggregate.  We believe this coverage will be adequate to cover claims made as a result of any liability arising from our products.  In addition to the insurance coverage we carry, we require each of our manufactures and vendors to have a minimum of $5 million in product liability coverage and to name of us as an additional insured on those policies.  Nevertheless, we cannot give any assurances that the insurance policies will be adequate, and loss of a lawsuit in excess of the available insurance coverage could adversely affect our ability to earn a profit.

THE COSTS OF COMPLYING WITH GOVERNMENT REGULATIONS MAY IN THE FUTURE REDUCE OUR PROFIT POTENTIAL ..

Our industry is highly regulated by the Federal government, as well as by State and local governments.  We are subject to regulation at the federal level by the U.S. Food and Drug Administration and the U. S. Department of Agriculture. Co -packers that manufacturer our products must also comply with all federal and local environmental laws and regulations relating to air quality, waste management and other related land use matters.  The FDA also regulates finished products by requiring disclosure of ingredients and nutritional information.  State and local laws may impose additional health and cleanliness regulations on our manufacturers.  We believe that presently the cost of complying with all of the applicable Federal, State and local governmental laws and regulations is not material to our business.  However, to the extent that complying with all of the applicable laws and regulations becomes more burdensome, compliance requirements may adversely affect our profitability by increasing our cost of doing business.

WE MUST RELY ON A NUMBER OF SMALLER ICE CREAM DISTRIBUTORS, RATHER THAN LARGE DISTRIBUTORS TO DISTRIBUTE OUR PRODUCTS.

We do not presently have any independent capability to distribute our own product, and we do not believe it is feasible to develop our own distribution business.  Consolidation within the ice cream industry has made it more difficult to distribute ice cream products not affiliated with large ice cream distributors.  For example, in terms of sales, Nestle's-Dreyer's and Unilever control more than 30% of the ice cream market, and each of these companies has a product that competes with ours.  In addition, in some markets these two companies control substantially all of the ice cream distribution to supermarkets.  Therefore, we must work with a number of independent ice cream distributors, rather than a few large distributors, to distribute our Products, both regionally and nationally. Our need to rely upon smaller distributors limits our ability to distribute our products and/or makes that distribution more costly.

INCREASES IN PRICES OF COMMODITIES NEEDED TO MANUFACTURE OUR PRODUCT COULD ADVERSELY AFFECT PROFITABILITY.

The ingredients and materials to manufacture and package our products are subject to the normal price fluctuations of the commodities markets.  Any increase in the price of those ingredients and materials that cannot be passed along to the consumer will adversely affect our profitability.  Any prolonged or permanent increase in the cost of the raw ingredients to manufacture our products may in the long term make it more difficult for us to earn a profit.

WE MAY BE UNABLE TO MANAGE OUR GROWTH OR IMPLEMENT OUR EXPANSION STRATEGY.

We may not be able to expand our product offerings, our client base and markets, or implement the other features of our business strategy at the rate or to the extent we presently plan. Our projected growth will strain our administrative, operational and financial resources. If we cannot successfully manage our future growth, establish and continue to upgrade our operating and financial control systems, recruit and hire necessary personnel or effectively manage unexpected expansion difficulties, our financial condition and results of operations could be materially and adversely affected.

OUR BUSINESS MAY BE AFFECTED BY FACTORS OUTSIDE OF OUR CONTROL.

Our ability to increase sales, and to profitably distribute and sell our products and services, is subject to a number of risks, including changes in our business relationships with our principal distributors, competitive risks such as the entrance of additional competitors into our markets, pricing and technological competition, risks associated with the development and marketing of new products and services in order to remain competitive and risks associated with changing economic conditions and government regulation.

RISKS RELATED TO OUR STOCK

THE TERMS OF THE OUTSTANDING SERIES B CONVERTIBLE REDEEMABLE PREFERRED STOCK MAY MAKE IT DIFFICULT OR IMPOSSIBLE FOR US TO RAISE ANY ADDITIONAL FUNDS THROUGH THE SALE OF EQUITY SECURITIES WHILE THAT STOCK IS OUTSTANDING ..

The Series B Convertible Redeemable Preferred Stock will be convertible into 25% of our common stock at the time of conversion of the first shares of that class. The effect of these provision  is that 25% of the benefit of any future investment in common stock until the first share of  Series B Convertible Redeemable Preferred Stock is converted will inure to the benefit of investors in the Series B Convertible Redeemable Preferred Shares rather than proportionately among existing holders of the common stock and common stock bought by the new purchasers. As a result of the protection given to the holders of Series B Convertible Redeemable Preferred Stock, it is highly unlikely that an investor would be willing to purchase common stock or other equity securities while the Series B Convertible Redeemable Preferred Stock are outstanding.  We are entitled to force holders of the Series B Preferred Shares to convert under some circumstances, but to do so we must achieve hurdles of specified revenue or external financing. If we cannot raise the required additional capital we may never become profitable and may need to curtail or cease our operations.

THERE MAY NEVER BE, AN ACTIVE MARKET FOR OUR SHARES OF COMMON STOCK.

On February 11, 2008, shares of our common stock commenced quotation on the OTC Bulletin Board under the symbol ENLG.  We cannot give any assurance that an active market for our common stock will develop.  If an active public market for our common stock does not develop, you may find it difficult re-sell the shares of our common stock that you would receive on conversion of the shares you are purchasing, and could lose some or all of your investment.

FLUCTUATIONS IN OUR OPERATING RESULTS AND ANNOUNCEMENTS AND DEVELOPMENTS CONCERNING OUR BUSINESS AFFECT OUR STOCK PRICE.

Our operating results are subject to numerous factors, including purchasing policies and requirements of our customers, our ability to grow through strategic acquisitions, and any expenses and capital expenditure which we incur in distributing products.   These factors, along with other factors described under “Risk Factors” may affect our operating results and may result in fluctuations in our quarterly results all of which could affect our stock price or could result in volatility in our stock price.

SALES OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK MAY CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

We do not expect that there will be an active well-developed market for our shares for some time.  Other stockholders may sell substantial amounts of our stock in the public market. Shares sold at a price below the then current market price at which the common stock is trading will cause that market price to decline. In addition, the offer or sale of a large number of shares at any price may cause the market price to fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we think is reasonable or appropriate.

ADDITIONAL STOCK OFFERINGS MAY DILUTE CURRENT STOCKHOLDERS WITHOUT DILUTING EQUITY OWNERSHIP OF OUR FOUNDERS.

We expect that we will need additional capital in the near future, and we expect we will need to issue additional shares of capital stock or securities convertible or exercisable for shares of capital stock, including preferred stock, options or warrants. Issuing additional stock may dilute the ownership of those who purchase in this offering. The dilution will be borne entirely by stockholders other than our founders if shares are issued within the next two years, because our founders exchanged their stock before this offering for preferred stock that will be convertible into 13.116% of the outstanding common stock as of the date the per-share is of this preferred stock are converted. As a result, for two years, all dilution of shareholder voting rights and equity ownership will be borne entirely by holders of shares other than the founders.

If the Company fails to remain current on its reporting requirements, the Company could be removed from the OTC Bulletin Board which would limit the ability of broker-dealers to sell its securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If the Company fails to remain current on its reporting requirements, the Company could be removed from the OTC Bulletin Board. As a result, the market liquidity for its securities could be severely adversely affected by limiting the ability of broker-dealers to sell its securities and the ability of stockholders to sell their securities in the secondary market.

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC.

The Securities and Exchange Commission’s Rule 15g-9 defines a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to some exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•

that a broker or dealer approve a person's account for transactions in penny stocks; and

•

that the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•

obtain financial information and investment experience objectives of the person; and

•

make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

Before any transaction in a penny stock, the broker or dealer must also deliver, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•

sets forth the basis on which the broker or dealer made the suitability determination; and

•

that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules.  This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about

•

the risks of investing in penny stocks in both public offerings and in secondary trading,

•

the commissions payable to both the broker-dealer and the registered representative,

•

current quotations for the securities, and

•

the rights and remedies available to an investor in cases of fraud in penny stock transactions.

Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

WE HAVE NOT PAID DIVIDENDS IN THE PAST AND DO NOT EXPECT TO PAY DIVIDENDS IN THE FUTURE. ANY RETURN ON INVESTMENT MAY BE LIMITED TO THE VALUE OF OUR COMMON STOCK ..

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

BACKGROUND

From inception of our company through December, 2005, we were a development stage company with no sales or revenues and spent the majority of our time and effort seeking additional capital, completing the development of our products, preparing marketing plans, seeking strategic relationships, cultivating interest in our products by grocery and drug chains, food service companies and food distributors and creating our Absolutely FreeTM logo and related packaging, marketing and sales materials.  We began our manufacturing and sales operations in January, 2006.

On September 27, 2004, we acquired, in a tax free stock merger, Milt & Geno's Frozen Desserts, Inc. ("M&G's") a company with similar ownership. (See "Certain Relationships and Related Transactions").  We acquired M&G's because we believed that M&G's had formulas and recipes that would enhance our development.  We also acquired in the merger the Absolutely FreeTM brand name and trade dress for M&G's ice cream product, together with some limited inventory.  We also assumed less than $10,000 in liabilities as a result of the transaction.

We market our products directly to stores, as well as to various other retail outlets via brokers and intermediaries.  We do not presently have any independent capability to distribute our own product, and we do not believe it is feasible to develop our own distribution business.  Instead, we rely on third-party distributors to deliver our products.  Our products are, and will continue to be, distributed through a number of geographically diverse ice cream distributors across the country, and not through one or two national distributors.  Some of our distributors only distribute to certain classes of trade (e.g. grocery chains, but not convenience stores) and not all distributors will be located in a given geographic area.  Accordingly, while our distribution system may be less efficient and perhaps more costly due to the number of distributors we will have to work with, we believe we will be less susceptible to the potential risks of dealing with one or two dominant national distributors, and will be better off by not relying upon any single distributor for more than ten percent (10%) of our projected sales.  In addition to the retail market, we intend to market some of our products to the institutional food service market, including schools, hospitals, nursing homes and other institutions.

Our products were initially authorized in approximately 20 supermarket chains having approximately 1,500 supermarkets.  As of December 31, 2007, this total head increased to 24 supermarket chains having approximately 1,700 stores.  This total does not include any convenience stores, smaller grocery stores or independent distributors for which we have also received authorizations.  Supermarkets traditionally begin placing orders for new products around April 1 of each year.  However, stores will typically notify companies several months before then, normally in December and January, which of their products have been authorized for sale.  Initial orders from stores are normally big enough to fill all of the shelf space assigned to our product in the particular chain and also include some limited stock to refill the shelves.  Thereafter, the stores are reluctant to place large reorders until such time as they believe the product has traction with the stores customers .  Therefore, future orders depend upon acceptance of the product by consumers.

While our initial products are all ice cream related, we believe that our recipes and processing techniques may be used in other sweet and savory food items to replace the fat normally found in these items.  Therefore, our technology is not just ice cream related.

Our executive offices are located at 236 Centerbrook Road, Hamden, CT 96518, our telephone number is 203-230-9930 and our web-site is www.TheEnlightenedGourmet.com.

PRODUCTS

Our recipe and process replace fat, cream and butter in sweet and savory food applications, but at the same time maintain the texture (mouth feel) and flavor-carrying capabilities of fat.  The resulting product has significantly fewer calories than a similar fatted product with added sugar, all while maintaining the food's normal taste and texture. Studies have shown that fat and added sugar are linked to obesity, diabetes and other diseases.

Based upon our research, we believe no other ice cream novelty product presently on the market can claim to be free of fat, cholesterol, lactose and added sugar.  We believe that our proprietary recipe and process provides for an ice cream that while fat-free, delivers the rich taste and creamy texture normally found only in full fatted ice creams.  Additionally, we believe that these characteristics are a result of our proprietary mix and the quality and nature of the ingredients we use in the mix.  The shelf life of each of our products is approximately 270 days from the date of manufacture, so long as the product remains stored at a constant temperature not greater than minus five degrees Fahrenheit.  This compares favorably to ice cream, which must be stored at a constant temperature of minus fifteen degrees Fahrenheit to maintain a similar shelf life.  Each of our products is imprinted with an expiration date so that stores, as well as consumers know when to discard the product.

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

We presently have six different flavors of ice cream bars.

•

Double Chocolate Fudge Swirl (Fat Free Chocolate Ice Cream with Fat Free Chocolate Fudge Sauce),

•

Orange & Vanilla Cream (Fat Free Vanilla Ice Cream with an Orange Shell),

•

Peach Melba (Fat Free Peach Ice Cream with a Raspberry Shell),

•

Dulce de Leche (Fat Free Caramel Ice Cream with Fat Free Caramel Sauce),

•

Double Swirl Sundae (Fat Free Vanilla Ice Cream with Fat Free Chocolate Fudge Sauce and Fat Free Strawberry Sauce), and

•

Cappuccino Fudge Swirl (Fat Free Cappuccino Ice Cream with Fat Free Chocolate Fudge Sauce)

We try to offer more “indulgent” flavors than those offered by our competitors.  For example no other ice cream bars in the “Good for You” category are fat free, have no added sugar and offer coatings, or variegates, like a ripple of chocolate or strawberry syrup.  More importantly, we will not reduce the serving size of our products in order to lower the number of calories per serving.  Our goal is to offer health conscious consumers an alternative ice cream novelty that has both the taste and texture of a full fatted ice cream, and in a serving size that is satisfying.  Since we lack the name recognition of other more well-known brands, we believe that getting customers to try our products for the first time is an important element to our long-term success, and that the best way to accomplish this goal is to make our products both look and taste more appetizing than the products of our competition.  In addition to offering more indulgent flavors than offered by the competition, we also intend to add and subtract flavors based upon changes in market demand, and to add new products, or reintroduce our ice cream cups and sandwiches, when and if appropriate.  Unlike other companies involved in the “Good for You” grocery category, the Company will only offer for sale products that are free of fat, have no added sugar, and are free of lactose.

PACKAGING

We promote brand recognition by packaging our products in a distinctive manner.  We have spent considerable time, effort and capital to develop our logo, packaging and related trade dress. Each package prominently displays the distinctive Absolutely FreeTM logo, together with the four major product attributes preceded by a check mark: Fat Free, Cholesterol Free, Lactose Free, and No Sugar Added, as well as a picture of the product all on a distinctive yellow background. The background color of the packaging, as well as the lettering of the logo and the check marks preceding the product attributes, is truly distinctive.  Presently, no other ice cream novelty uses a similar dominant color of the packaging, font style of the lettering or design on their packaging.  We have registered both the name "Absolutely Free," and our distinctive font style with the United States Patent and Trademark Office.  See "The Company—Intellectual Property Protection."

Our two primary avenues of retail distribution are grocery stores and convenience stores.  We sell ice cream bars primarily through grocery stores in cartons commonly referred to as "market packs."  The market packs are constructed out of a clay coated kraftback paperboard commonly referred to as SUS Virgin Board.  The paperboard has a smooth white top surface offering a good printing background and a smooth brown back.  This type of board is commonly used in retail packaging because it provides excellent strength and stiffness.  It is also moisture resistant, which helps maintain the integrity of the market pack while in a freezer space.  The ice cream bars are individually wrapped and packaged as a single flavor, six to a market pack.

We also offer each flavor of the ice cream bars for sale as a single serve item. Our packaging for single serve, or "impulse items," is different from our market pack packaging.  As with the market packs, we promote brand recognition by packaging our products in a distinctive manner.  Each single serve package prominently displays the distinctive Absolutely FreeTM logo, together with the four major product attributes preceded by a check mark: Fat Free, Cholesterol Free, Lactose Free, and No Sugar Added, all on a distinctive yellow background.  The ice cream bars are packaged in a clear flexible film allowing the consumer to see the product before opening the wrapper.  The film provides excellent protection for the product and provides a surface that is easy to print on.  The flexible film protects the product better than traditional paper wrapping, which is easily torn.

We imprint each market pack and each single serve item with a plant code designating where the product was manufactured, as well as its expiration date. This data provides stores with the information they would need to track our products if any product needs to be removed in a product recall or because it has expired.

Lastly, in addition to traditional retail, we also plan to offer for sale all of our products to institutional foods service distributors who serve the education and health industries.  The packaging for these instructional markets will be more specialized to meet the individual requirements of each specific market and has not yet been designed. Accordingly, no such sales have been made to date.

MANUFACTURING

We currently manufacture all of our products under strict supervision via a co-packing arrangement with Mr. Cookie Face, an unaffiliated ice cream manufacturer located in Lakewood, New Jersey.  We chose Mr. Cookie Face based upon their experience in manufacturing ice cream, in particular ice cream novelties, as well as price considerations.  However, because of growing demand for our products, as well as production difficulties encountered at Mr. Cookie Face during the summer of 2007, we needed to increase our production capacity to meet the demand for our products, as well as diversify on production capacity.  While Mr. Cookie Face provided enough capacity to manufacture our products in 2006 and meet our demand, it was unable to do so in 2007.  This lack of capacity, together with various production difficulties experienced during the summer of 2007, prevented us from being able to fill all of the orders we received last summer.  Consequently, to avoid having any shortages of our product, we made arrangements with Schoep’s Dairy, an unaffiliated ice cream manufacturer located in Madison, Wisconsin, to manufacture two of our six ice cream bars.  Like Mr. Cookie Face, we chose Schoep’s based upon their experience in manufacturing ice cream, in particular ice cream novelties, as well as price considerations.  However, unlike Mr. Cookie Face, which is able at manufacture all of our ice cream bars, the equipment at Schoep’s can only make our two coated bars (Orange & Vanilla Cream, and Peach Melba).  Nevertheless, this increase in capacity will improve and diversify our production capacity and reduce the possibility of product shortages going forward.  Schoep’s will begin manufacturing these bars for us in March, 2008.  We have also identified a third co-packer willing to manufacture our products and have been working with them since the spring of 2007 to bring their production capacity on-line.  We are optimistic that this third co-packer will be able to make our product for us sometime during the 2nd quarter of 2008.

Our arrangement with Schoep’s is identical to our arrangement with Mr. Cookie Face in that they will be required to maintain our high quality standards, and to do so in an efficient and effective manner.  We do not presently have a written contract with either Mr. Cookie Face or with Schoep’s.  Under our oral understanding with each of these co-packers, we provide all of the raw materials to manufacture and package our products, and pay a fixed fee per case for manufacturing and packing the product.  We will operate with any additional co-packers under similar arrangements calling for payment of a fixed fee per case.  We intend that any contract we may enter with Mr. Cookie Face, Schoep’s, or any other manufacturer for that matter, would have an initial maturity of one year, with a right on our part to cancel the agreement on 60 days' notice at any time.  We may provide and pay for some of the machinery our co-packers may need to make or package our products, but thus far we have not done so for either Mr. Cookie Face or Schoep’s.  Our arrangement with Mr. Cookie Face and Schoep’s, as well as any new co-packer are not exclusive, and we may use other manufacturers if necessary or advantageous.

RAW MATERIALS

We intend that any co-packing arrangement, including our present arrangement, will call for us to purchase all of the necessary raw materials and packaging supplies.  We presently purchase all of our raw materials and packaging from unrelated third-party sources.  The cost of the raw materials and packaging is not fixed and, like all markets for commodities, the cost of these materials, and raw materials in particular, is subject to fluctuations based upon supply and demand.  We have not experienced any shortages of raw materials or packaging materials to date.  Any increase in the price of any raw materials or packaging above what we projected will reduce our projected profits unless we are able to pass along the increase by increasing our product's wholesale price.  Any prolonged or sustained increase in prices could have an affect on the Company’s profits if it is unable to pass these additional costs on to the consumer.  In an effort to control the prices of ingredients and packaging, we constantly look for more and alternative sources to provide these materials at a lower price without sacrificing quality.

COMPETITION

Our business is highly competitive. Our products compete on the basis of brand image, quality, breadth of flavor selection, price, and number of calories.  There are relatively few barriers to new entrants in the ice cream business. Most ice cream manufacturers, including full line dairies, the major grocery chains and the other independent ice cream processors, are capable of manufacturing and marketing high quality, low fat or reduced fat ice creams. Existing competition includes low fat or reduced fat novelty products offered by Weight Watchers®, Skinny Cow®, and Healthy Choice®, as well as "private label" brands produced by or for the major supermarket chains. In addition, we compete with frozen desserts such as frozen yogurt and sorbet manufactured by Dannon, Healthy Choice® and others. Many of these competitive products are manufactured by large national or international food companies with significantly greater resources than we have.  We expect strong competition to continue in the form of price, competition for adequate distribution and limited shelf space.

Despite these factors, we believe the taste and quality of our products, and our unique product packaging, will enable us to compete in our market because;

•

We are the only company presently offering ice cream novelties that are "fat free," cholesterol free, have no sugar added and have no lactose; and

•

Our products have fewer calories than other products currently on the market.

We believe our products are more appetizing than similar products in the Good for You category. For example, rather than having simple flavors such as chocolate and vanilla, our line of products include flavors typically associated with premium brands like double chocolate fudge, orange and vanilla cream, cappuccino, and peach melba.  In addition, our products include variegates like chocolate fudge and strawberry, providing greater variety than many competitors' products.  Therefore, we believe that our appetizing flavors, as well as the taste and quality of our products, will enable us to compete in its market.

MARKETING

According to the United States Department of Agriculture, almost 1.6 billion gallons of ice cream and related frozen desserts were produced in 2006 (most recent statistics available).  A small increase over 2005.  This amounted to sales of about $23 billion; up from $21 billion in 2005.  Of this amount, the USDA reported that reduced fat, light and low-fat products accounted for about 23.5% of sales.  86% of all ice cream is purchased from supermarkets.  Convenience store sales were second at 11.4%.  According to a study conducted by the International Ice Cream Association, ice cream and related frozen desserts are consumed by more than 90% of households in the United States.  The total frozen novelty market in 2004 (most recent year available) was estimated at $2.4 billion, up 1.3% over 2003.  62% of all households purchasing ice cream, purchase ice cream novelties.  Ice cream bars are the most popular segment, amounting to 25% of the ice cream novelty market. (Source: International Ice Cream Association).

The ice cream market is part of a broader frozen dessert market. All of our products are considered novelty ice cream products.  Novelty items are separately-packaged, single servings of a frozen dessert rather than bulk packaged goods (i.e. pints, quarts or half gallons) which have multiple servings per container.  The Food and Drug Administration regulates both packaged goods and novelty products and has set labeling requirements as to ice cream fat content. (See "Regulation.")  Under the FDA's rules:

•

Foods that have less than a 0.5 gram of fat per serving are considered to be "no fat."

•

Low fat ice cream contains a maximum of three grams of fat per serving.

•

Reduced fat ice cream, or “Light” contains at least 25% less total fat than the comparable product (either an average of leading brands, or the Company’s regular full fatted product)

All of our ice cream novelties fall within the "no fat" ice cream category, because they have 0 grams of fat per serving.

SALES AND DISTRIBUTION

We sell our products principally to supermarkets, convenience and other food stores.  We make these sales with the assistance of commissioned food brokers and grocery wholesalers.  Throughout 2006 and most of 2007, we distributed our products primarily through non-exclusive distribution arrangements with independent regional broadline grocery and frozen food wholesalers, as well as regional ice cream distributors.  During the 4th quarter of 2007, we entered into an agreement with Big Apple Dairy Desserts; an unaffiliated ice ream distributor to distribute our products throughout the New York City metro area.  Big Apple is a “DSD Distributor.”  Unlike traditional grocery wholesalers, a DSD distributor's employees deliver products directly to the retail ice cream cabinet rather than relying on employees of the retail outlet to maintain appropriate quantities and an appropriate mix of product in the store.  The advantages of a DSD distribution are improved handling, quality control, flavor selection and retail display.  However, the sales price for products sold to DSD distributors is approximately 15-20% less than products sold to broadline grocery wholesalers because these distributors expect to be compensated for the extra service they provide.  Therefore our sales price to Big Apple is less than the sales price to our other customers who are grocery wholesalers and, consequently, our revenue and margins on products we sell to Big Apple will be lower, compared to the revenue and margins on products distributed through grocery wholesalers.

We believe that sales of our product are less cyclical than typical ice cream sales.  We believe this to be so due to the added health benefits of our product compared to regular ice cream.  We also believe the market for "Good for You" frozen desserts is continuing to increase.  We expect that our business will generally experience its highest volumes during the beginning of the year and its lowest volumes toward the end of the year.  We intend to expand our market by making our products available for purchase in select national supermarkets, middle tier supermarkets and convenience stores.  In many cases, the local managers of supermarket and convenience chain stores do not have the authority to determine on their own initiative which products the local stores will stock; district or higher level management authorizes local stores to stock specific products.  We pursue these authorizations through efforts of our principal officers, and through the collective efforts of our employees and brokers at the national or regional offices of these stores.

Slotting Charges

The Company has paid and expects to continue to pay for “slotting” to obtain shelf space in supermarkets.  Supermarket chains generally are reluctant to give up shelf space to new products when existing products are performing.  These chains often insist on payment of "slotting charges" to authorize local stores to purchase a new product.  “Slotting charges” are one time payments made to retail outlets to access their shelf space.  These fees are common in most segments of the food industry and vary from chain to chain.  While slotting payments are expensive, we believe that the only way to make our products available to a broad spectrum of consumers is to pay the charges required to have sale of our product authorized in the dominant supermarkets within a geographic area.  To date we have been able to negotiate with almost all of our customers a program that allows us to pay for slotting with product, rather than with cash.  Under this program we do not receive any payment for the product we ship to the store until after the cumulative cost of the product shipped is equal to the negotiated slotting payment.  However, to the extent that a particular store chain does not order enough product to cover all of our slotting payments, we may have to make a cash payment for the difference between the agreed upon slotting payment and dollar value of the products sold to that chain.  We cannot give any assurance that any new stores will agree to this arrangement to pay slotting with product rather than cash.  Consequently, any expansion into new markets may be limited by the amount of cash we have available to pay for slotting fees.

Advertising

We intend to advertise in supermarket flyers, and by attractive point of sales advertising or signage on the ice cream freezers.  We will also offer coupons for discounts generally ranging from $0.50 to $1.00.  This is consistent with industry practices which as a whole do not use the media (television & radio) to advertise their products.  We also plan to advertise in professional trade journals to inform health care professionals who we believe can influence consumers' buying habits.  Based upon our sales experience to date, sales on average increased approximately 300% during periods when we promoted our product in the store, compared to periods when it was not promoted.

We believe that word-of-mouth will also help generate demand for our products.  There are many Internet web sites dedicated to informing fellow consumers of the latest consumer trends, and of new and interesting products.  We also believe that various weight loss groups that provide information about new products will recommend our products.  For example, because of emails that we have received at to our web site, we know that participants in the Weight Watcher’s Program® have recommended our products to other participants.  All of our ice cream bars are “One Point” using the Weight Watcher’s Point System®.  The Weight Watcher’s Point System is perhaps the most well known of all diet programs and has a large and loyal following.  We include this information on our packaging.  Our use of the Weight Watcher’s information does not imply sponsorship or endorsement of our products by Weight Watchers.  Weight Watchers® and Points® are registered trademarks of Weight Watchers International, Inc. and Weight Watchers® has its own line of ice cream novelties that competes against our products.  Lastly, we calculated the number of Points®, not Weight Watchers®, for each of our products based upon published information available from the United States Office of Patent and Trademark Office about the Weight Watcher’s Point System®.

Because of the Internet and other electronic forms of communication, people can pass information to large numbers of people both quickly, and very conveniently.  This type of information flow is commonly referred to as "buzz" or "viral" marketing.  Buzz or viral marketing captures the attention of consumers and the media to the point where talking about your brand becomes entertaining, fascinating, and possibly newsworthy resulting in numerous people finding out about your products very quickly.  We believe that buzz or viral marketing will only increase as more and more consumers use the Internet as their primary source of information.  We believe our products will be excellent candidates for this type of marketing because our packaging is new and unique and no other product in the marketplace can make the same claims: it tastes good and it's good for you.

In addition to buzz and viral marketing and being recommended by various diet and healthy eating programs and web sites, we also believe that our proprietary mix, which delivers a rich and creamy taste with no fat, will create strong customer loyalty.  Additionally, our unique product packaging, combined with the consumers continued interest in dealing with weight and health issues, lends itself to be an excellent product for in-store promotions.  The products uniqueness separates it from other similar products in the ice cream section of supermarkets and convenience stores.  Consequently, we anticipates spending limited capital on broad based advertising and marketing, preferring to use more in store signage and advertising in super market flyers.

As of December 31, 2007, we have entered into several distribution agreements, principally grocery wholesalers to distribute our products to supermarkets, representing approximately 1,700 stores, primarily in the New York Metro area, New England and in the mid-Atlantic States from whom we have received authorizations.  This total does not include any convenience stores, smaller grocery stores, or independent distributors for which we have also received authorizations.  Additionally, we expect that Big Apple Dairy Desserts will help increase our market penetration, and sales in the New York Metro market.

INTELLECTUAL PROPERTY PROTECTION

The Company’s products are not covered by any patents.

Our products are not covered by any patents.  We intend to protect our primary formulas and processes as trade secrets. We believe that these formulas and processes give us a significant competitive advantage, and we have taken steps to maintain their confidentiality.  These steps include requiring each our co-packers and vendors to sign a confidentiality and non circumvention agreement prohibiting disclosure of our proprietary formula.

We have registered our trademark Absolutely FreeTM with the United States Patent and Trademark Office.  The registration is for both Class 29: Dairy based food beverages, vegetable based food beverages and fruit based beverages, and Class 30: Frozen confections, ice cream, cheesecakes, grain based food beverages, and puddings.

REGULATION

We are regulated by various governmental agencies, including the U.S. Food and Drug Administration and the U. S. Department of Agriculture.  Our co-packers must comply with all federal and local environmental laws and regulations relating to quality, waste management and other related land use matters. The FDA also regulates finished products by requiring disclosure of ingredients and nutritional information.  The FDA can audit on us and can audit our co-packer to determine the accuracy of the information disclosed on our packaging. State and local laws may impose additional health and cleanliness regulations on our co-packers.  Based on assurances from our current co-packer and from our former co-packer, we believe each co-packer is in compliance with these laws and regulations, and has passed all regulatory inspections necessary for the co-packer to continue operations, and for us to continue selling our products.  We do not believe the cost of complying with applicable governmental laws and regulations is material to our business.

RESEARCH AND DEVELOPMENT

We do not intend to engage in any significant research and development in the near future, as we will need to use our limited capital for other purposes.  In the longer term, we cannot presently predict how much capital we will be allocating each year to researching new products or improving our existing products.

ENVIRONMENTAL

We do not own any manufacturing facilities.  Independent third parties manufacture all of our products.  We believe, based upon representations from each of our current co-packers that each co-packer is currently in compliance with these laws and regulations and has passed all regulatory inspections necessary for each co-packer to continue operations, as well as for us to continue to sell its products.  We believe that the cost of compliance with applicable governmental laws and regulations is not material to its business.

INSURANCE

Our business could expose us to possible claims for personal injury from contamination of our ice cream.  We regularly test and monitor the quality of our products, but contamination could nevertheless occur as a result of customer or distributor misuse or storage.  We maintain product liability insurance covering claims up to $1 million per single occurrence and $2 million in the aggregate.  We also maintain an umbrella insurance policy that increases the coverage to $5 million in the aggregate. In addition, we require each of our manufacturers and vendors to have a minimum of $5 million in product liability coverage and to name of us as an additional insured on those policies. While we have made only limited sales to date, and have no historical experience for regarding any claims of this type, we believe our current level of insurance is adequate for our present business operations.  We cannot give any assurance that product liability claims will not arise in the future or that our policies will be sufficient to pay for those claims.

EMPLOYEES

As of December 31, 2007, we had only two full-time employees and two full-time consultants. We do not have a collective bargaining agreement with any of our employees and we believe our relations with our employees are good.

ITEM 2.  DESCRIPTION OF PROPERTY

Our executive offices are presently located at 236 Centerbrook Road, Hamden, CT 06518 on premises owned by the spouse of our President.  The premises are used on a rent-free basis.  We still plan to enter into a lease for approximately 1,000 – 1,500 square feet of general office and warehouse space, when and if we acquire the required financial resources.

ITEM 3.  LEGAL PROCEEDINGS

Our company is not a party to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Pursuant to a written consent of a majority of the stockholders, dated October 11, 2007, in lieu of a special meeting of the stockholders, a majority of the stockholders approved the following actions:

1.

To amend the Company's Articles of Incorporation to increase the number of authorized shares of common stock, par value $.001 per share, of the Company from 150,000,000 shares to 350,000,000 shares;

2.

To amend the Company’s Articles of Incorporation to create 10,000,000 shares of blank check preferred stock, $0.001 par value.

3.

The Company filed a preliminary information statement on Schedule 14C with the Securities and Exchange Commission on October 18, 2007.  A definitive information statement was filed with the Securities and Exchange Commission on October 30, 2007.  A Certificate of Amendment to the Company’s Articles of Incorporation was filed with the Secretary of State of Nevada on November 21, 2007.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

On February 11, 2008, shares of our common stock commenced quotation on the OTC Bulletin Board under the symbol ENLG.  We cannot give any assurance that an active trading market for our common stock will develop.

Holders

As of  December 31, 2007, we had approximately 118 active holders of our common stock. The number of active record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.  The transfer agent of our common stock is Action Stock Transfer Corporation, 7069 S. Highland Dr., Suite 300, Salt Lake City, UT 84121.

Dividends

We have neither declared nor paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. We have limited revenues and no earnings. Our current policy is that if we were to generate revenue and earnings we would retain any earnings in order to finance our operations. Our board of directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with applicable corporate law .. There are no restrictions on our ability to declare or pay dividends, but we have not declared or paid any dividends since our inception and we do not expect to pay dividends in the foreseeable future.

2004 Stock Option Plan

On July 1 2004, the Board of Directors approved our company's 2004 Stock Option Plan (the “Plan").  The Plan was subsequently approved by the majority of our company’s stockholders at a meeting held on September 1, 2004.  Pursuant to the Plan, we may grant incentive stock options (“Incentive Options”) or other stock options (“Non-Statutory Stock Options” and together with Incentive Options, “Options”) to purchase an aggregate of 25,000,000 shares of common stock to key employees, directors, and other persons who have or are contributing to the success of our company.  The Incentive Options granted pursuant to the Plan are qualified options conforming to the requirement of Section 422 of the Internal Revenue Code of 1986 as amended.  The Board of Directors administers the Plan.

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

For the fiscal year ended December 31, 2007, we issued 18,500,000 Options pursuant to the Plan.  No Options were forfeited.

EQUITY COMPENSATION PLAN INFORMATION

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as of the fiscal year ended December 31, 2007.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and other rights	Weighted-average exercise price of outstanding options, warrants and other rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	21,320,000	$0.0615	3,680,000

Equity compensation plans not approved by security holders	0	0	0

Total	21,320,000	$0.0615	3,680,000

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

Overview.

Since January 1, 2006, the Company’s major activities have been producing and selling product, as well as expanding its existing sales base.  Prior to January 1, 2006, the Company was a development stage company and recorded no revenues from sales.  However, the Company did not record its initial revenues from sales until late in the quarter ending March 31, 2006.  Therefore, the years ended December 31, 2007 and December 31, 2006 are not comparable.  In 2007, substantially all of the Company’s sales have been offset by either slotting payments to the various stores at which the Company’s products are sold, or various promotional activities related to the products’ introduction.  Sales in 2007 were slightly below sales in 2006 due to certain production issues and a lack of working capital.  Presently, the Company’s products are available for sale in over 1,700 stores and the Company has received repeat orders from each of these supermarket chains.

Results of Operations.

During the year ended December 31, 2007, the Company recorded gross sales of $1,258,928 compared $1,301,822 for the year ended 2006; a decline of $42,894.  The decline in sales was a directly attributable to production issues that impacted the Company during its peak summer selling season.  Beginning in late April and continuing on until mid-September, the Company experienced production difficulties that limited, and in some cases prevented the Company’s co-packer from manufacturing any product.  These production problems were exacerbated by the lack of available manufacturing time to make up for the lost production.  Additionally, the Company’s continuing working capital deficiency, made worse by the lack of finished goods inventory, only worsened the problem.  Consequently, the Company shorted numerous orders throughout the peak summer selling season which adversely effected sales.  The Company’s products were discontinued in several supermarket chains as a result of being unable to fill all of the orders for these chains; many of these stores were 2007 authorizations.  Accordingly, the Company’s revenue for 2007 was significantly less than what the Company would have expected given the number of stores that the Company’s products were for sale in earlier in the year.  Nevertheless, the Company’s sales in many supermarket chains, which did not experience the magnitude of shortages as some stores did, were quite strong.  Quarterly sales peaked during the first two quarters of the year ($485,147 for the 1st quarter and $365,908 for the 2nd quarter), bottomed out in the traditional peak summer season ($139,111 for the 3rd quarter) and then rebounded to $268,762 in the 4th quarter after the Company had resolved the production issues.

The Company, due to its production issues, cancelled most of its marketing programs during the latter half of the year, including ads, promotions and demonstrations.  The Company typically promotes its products by offering discounted pricing to retailers, coupons and in-store demonstrations to increase customer awareness of its products.  However, because of the lack of product to sell, the Company cancelled most of these promotions.  Nevertheless, the Company continues to believe, based upon its sales experience during 2006 and early 2007 that the key to increasing market share is to induce potential customers to try its products.  The Company considers this valid, because the Company believes it offers the only no fat, no lactose, no sugar added ice cream with fewer calories than the competition while maintaining the taste and texture of full fatted premium ice cream.  This belief is supported by positive feedback from brokers, store representatives and consumers validating that its products are well received in the marketplace.

All of the Company’s revenue during 2007 was from the sale of ice cream bars to supermarket chains.  The Company previously had limited sales of ice cream cups and ice cream sandwiches, but discontinued these products in late 2006 to focus on ice cream bars; a higher volume product.  The Company’s Double Chocolate Swirl remained the best selling flavor in 2007; garnering about 47% of the Company’s sales.  The Company’s Orange & Vanilla Cream bar was the second best selling product representing 39% of sales and the Peach Melba bar represented 12% of sales.  The Dulce deLeche bar and the newly introduced Double Sundae Swirl bar made up the balance of sales.  Based upon authorizations and sales in the first quarter of 2008, the Company expects the Double Sundae Swirl bar to surpass sales of Peach Melba bar, and approach the sales volume of the Orange & Vanilla Cream bar.  There are several reasons why the Company’s chocolate bar and Orange & Vanilla Cream bar are the Company’s best selling flavors, and why the Company believes in 2008, sales of the Double Sundae Swirl bar will be significantly greater than 2007.  Principally, the Company’s sales are dramatically influenced by what the chains authorize the Company to sell in their respective stores.  The reasons supermarkets authorize a particular product are varied, but are directly correlated to what the supermarket chain or store already has for sale, as the stores want to have a variety of different items and flavors available for consumers to purchase, rather than having several different brands of the same product.  Therefore, while the Company believes that all of its products appeal to consumers, if a particular supermarket chain or store doesn’t authorize a particular product, it will not be available for purchase at that respective chain or store.  Every store that the Company received an authorization from authorized the Double Chocolate Swirl bar.  Additionally, almost all of the stores authorized the Orange & Vanilla Cream bar.  Consequently, it’s not surprising why these two bars were the Company’s best sellers, as compared to the Company’s other flavors, these two bars were for sale in almost every authorized store in 2007.  Additionally, vanilla and chocolate historically represent the two most popular flavors in the ice cream industry.

The Company ended 2007 with its products authorized for sale in approximately 24 supermarket chains representing approximately 1,700 stores; primarily in the New York Metro area and in the Carolinas.  Beginning in 2007, it had more stores and a presence in New England and Eastern Pennsylvania, but the Company’s products were discontinued from many of the stores in those areas due to the previously discussed production issues.  On average these stores authorize, or carry about 2-3 items per store.  The Company expects the number of products authorized in these stores to increase to 3-4 items per store.

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

During 2007, the Company manufactured all of its ice cream bars at one co-packing facility and has no long term agreement to manufacture its products with this co-packer.  To supplement and diversify its production, the Company has entered into an agreement with a second co-packer, as the Company believes that the production time it can purchase from its initial co-packer will be insufficient to meet the Company’s demand for product in 2008.  The addition of this second co-packer will also diminish the potential adverse effects should our initial co-packer experience any production issues similar to last year.  This second co-packer began manufacturing the Company’s products at the end of March, 2008.  To the extent that either co-packer is unable to manufacture the Company’s products going forward, or produce amounts that are sufficient to meet customer demands, the Company would not be able to fill all of its orders and, similar to what took place in 2007, the Company could be adversely impacted.  The Company has had discussions with each of its co-packers to determine the likelihood that they can continue to meet the Company’s growing need for increased production.  Each co-packer has assured the Company that so long as the Company can continue to pay for such production in a timely basis, it has sufficient capacity to meet the projected needs of the Company through 2008.  The Company anticipates the need to enter into a long-term production agreement with each co-packer once it can reasonably determine its sales for the next twelve months.  Additionally, the Company believes that until it is more stable financially, co-packers will not be willing to enter into a long-term agreement since they cannot be reasonably assured the Company will be able to pay for such production.

The Company incurred a net loss of $4,068,410 for 2007, compared to a net loss $2,597,228 for the year ended December 31, 2006, or a difference of $1,471,182.  The majority of this increased loss was due to a one time charge for not filing a registration statement on time ($1,093,749) and increased financing costs from the $1,975,000 in bridge loans the company entered into during the year to provide additional working capital.

While the Company generated gross sales of $1,258,928 during the year, the supermarkets and stores deducted approximately $900,136, or 71.5% of sales, to pay for slotting charges, promotional fees and payment discounts.  Accordingly, the Company recorded only $358,792 in net revenue for the year.  Slotting charges are one-time payments made to retail outlets to access their shelf space.  These fees are common in most segments of the food industry and vary from chain to chain.  The Company anticipates that until the rollout of its products to all stores in the country is completed, slotting expenses and discounts will continue to offset a portion of sales revenue.  However, over time, as more stores authorize the Company’s products, slotting payments will represent a smaller portion of gross revenues than it did in 2007, as slotting payments are a one-time fee.  However, slotting fees are not a guarantee that a store will reauthorize our product from one year to the next.  For example, if sales of the Company’s products are not acceptable to the stores, the Company’s products may be discontinued, similar to what happened with a certain supermarket chains in 2007.  Nevertheless, as the Company receives new store authorizations, or receives an order from an authorized store for a new product that was not previously authorized, additional slotting expenses will most likely be assessed.

The $4,068,410 loss for the year 2007 resulted primarily from (i) one-time slotting fees and discounts, (ii) the Company’s cost of goods sold being greater than expected, and (iii) finance charges and interest expense as a result of additional borrowings undertaken by the Company during the year, (iv) a one time penalty for failing to file a registration statement within the time prescribed and (v) selling, general and administrative expenses.  Supermarkets deducted $900,136, or 71.5% of sales, during 2007 to pay for slotting charges, promotional fees and payment discounts.  The Company’s cost of goods sold, $1,075,662, was greater than expected, and its gross margin correspondingly lower, primarily due to the production issues that Company experienced during the April to September period in 2007.  During this time that Company had difficulties manufacturing its products and significant quantities of raw materials including ingredients and packaging was scrapped.  Additionally, because the Company does not have the financial resources to purchase its raw materials in greater volume, it still incurs smaller batch pricing..  The Company believes it will be able to lower the cost of its ingredients and packaging if and when it can purchase these items in greater quantity.  The cost of goods sold was also higher due to production problems experienced during the summer, as the Company was still responsible to pay for the co-packers production time, even though it was only able to produce little or no product.  Additionally, the Company incurred significant finance and interest charges during the year as it continued to borrowed money to maintain its operations.  The Company believes that as its sales increase, and the payments for slotting as a percentage of gross sales are eventually reduced, the Company’s working capital will improve.  Additionally, the Company expects that it will be able to purchase its raw materials, including packaging and ingredients, in sufficient volume to obtain discounts from what it has paid for these materials to date.  Lastly, the Company has embarked on a plan to raise additional equity in an effort to pay off its existing debt.  This too will increase the Company’s cash flow as it will no longer have to service the debt it incurred over the past few years.

The Company’s selling, general and administrative expenses equaled $1,253,677 for the year.  Of this amount, $669,534 represented professional fees including legal, accounting and consulting fees, as well consultants’ reimbursable expenses.  The majority of this amount related to the various financial advisory and investment banking fees the Company paid to its financial advisors ($410,000).  $107,718 represented sales and distribution expenses including brokerage commissions, cold storage and freight charges to deliver the Company’s products from both its co-packers to its clients.  $201,991 represented salaries and benefits.  $26,975 was related to travel and entertainment expenses during the year primarily for the costs incurred in attending various sales meetings, trade conferences and making sales calls to the Company’s customers.  The balance was expended on related overhead.

The Company incurred significant finance and interest charges of $1,004,114 during the year related to all of its borrowings.  $369,061 represented interest charges, $486,608 represented amortization charges and $148,445 represented non-cash interest costs associated with the value of the stock issued to lenders as additional compensation for providing loans to the Company.  The value of this stock is deemed as interest and therefore is included in the Company’s interest expense even though it is a non-cash transaction.

Notwithstanding all of the bridge financings the Company entered into in 2007, the Company was still constrained by a lack of working capital.  Consequently, it could not afford to have in place the corporate infrastructure to manage the sales it recorded.  The production issues also consumed substantial management resources.  When economically feasible, the Company plans to hire one accounting person to handle its invoicing, accounts payable and accounts receivable and be responsible for maintaining the Company’s financial books and records.  Additionally, the Company intends to hire a quality assurance person to work with the Company’s co-packers and handle the logistic of ordering packaging and ingredients, as well as shipping finished product to the various distributors.  Lastly, the Company anticipates hiring one or two additional sales people to manage the Company’s sales efficiently and more effectively.

Demand for the Company’s products was increasing in the first six months of the year, but then the aforementioned production issues negatively impacted product availability beginning in the early summer, some stores eventually discontinued selling the Company’s products.  However, the Company’s sales have stabilized and the management is optimistic about its sales for 2008, so long as it can continue to raise capital and not experience any adverse production issues.  Additionally, the Company believes that as a result of the preferred stock offering it undertook during the first quarter of 2008 to pay down most of its indebtedness, coupled with the stabilization of the Company’s sales, the Company will be able to attain greater sales in 2008, compared to 2007.  Most importantly, the Company’s drop in sales was not as a result of consumers disliking the Company’s product.  To the contrary, the Company believes that one of the reasons why the Company’s products were not discontinued from more stores is because consumers like and, more importantly, purchase the Company’s product when it is available.

Liquidity and Capital Resources.

For the year ended December 31, 2007, the Company recorded a net loss of $4,068,410.  However, the Company’s total assets increased by $147,828 to $826,082, while cash decreased by $14,759 to $6,240.  The Company’s inventory, including both raw materials and finished goods, increased by $169,167 to $288,249 and prepaid management and consulting fees increased by $55,000 to $90,500.  Accounts receivable, net of any discounts, decreased $65,295 from $70,973 to $5,678.  In addition, deferred financing costs increased from $181,700 to $185,415 as amortization of the previous financing offset the financing costs associated with the various bridge loans entered during the year

During the year the Company did not sell any additional equity, but issued 6,300,000 shares of common stock to lenders as additional compensation for making loans to the Company.  Additionally, the Company’s investment banker was issued 7,611,975 shares of common stocks as additional consideration for placing these loans.

The Company’s liabilities increased by $1,262,536 to $3,588,450, as the $910,000 face value of Company’s convertible debentures that was converted to equity was more than offset by $1,975,000 in loans the Company undertook to finance its business.  Additionally, the Company’s accounts payable increased by $65,105 to $359,392 and its accrued expenses increased by $302,886 to $386,645 primarily due to the interest accruals on all of the Company’s indebtedness.  Holders representing $910,000 face value of the Company’s 2005 12% Convertible debentures converted their notes to equity.  The Company paid $113,335 in accrued interest at the time of this conversion, of which $31,479 was paid in cash, and $81,856 was paid in stock by issuing 727,692 shares of common stock.  These 12% Convertible Notes are secured by all of the assets of the Company and bear interest at the annual rate of 12% and are due and payable on October 1, 2008.  Additionally, the Convertible Notes are convertible into shares of the common stock at a conversion price of $0.05 per share.  The Convertible Note may be prepaid in whole or in part by the Company on ten days notice at par without penalty.  As of March 31, 2008, all of the outstanding convertible notes have been converted to common stock.  During 2007, the Company repaid the remaining $100,000 balance of a short term loan the Company borrowed from an unaffiliated lender in June, 2006 (the “June Note”). The June Note accrued interest at the annual rate of 12%.  In addition to the 12% interest, the lender also received a financing fee equal to 3% of the amount borrowed, as well as five-year warrants to purchase 2,666,666 shares of the Company’s common stock at the exercise price of $0.15 per share.  The June Note refinanced a similar Note the Company had with the lender for $200,000 that was issued in May, 2006 (the “May Note”).  The May Note also accrued interest at the annual rate of 12% and, in addition to a 3% financing fee, the Company issued five-year warrants to the lender to purchase 1,333,333 shares of the Company at the exercise price of $0.15 per share.  The Company failed to pay the June Note when it came due on September 26, 2006.  The Company was in default under the June Note and from September 26, 2006 until the June Note was repaid in its entirety.  The June Note accrued interest at the default annual rate of 18%.  Additionally, as a result of the issuance of the 2006 12% Convertible Notes, each of the four million warrants received by the lender of the May and June Notes were repriced in 2006 to be exercisable at $0.05 per share.

In June, the Company entered into a provisional settlement with five different shareholder lenders, each of which is neither an officer or a director of the Company regarding $449,000 face value of unsecured loans that have been in default since 2006.  Pursuant to this provisional agreement, the lenders agreed to take stock for the principal amount they are owed plus accrued interest at the annual rate of 18%, so long as the shares were registered.  The Company filed a registration statement with respect to the shares issued via this provisional settlement, but later withdrew the registration statement for unrelated reasons.  Accordingly, the $449,000 in defaulted notes remain in default, and continue to accrue interest at the default rate of interest (18%).

Other than the typical 30 day grace period for paying vendors, the Company presently has no bank credit lines that it may rely on to fund working capital.  However, in the past many of the Company’s vendors have been willing to lengthen payment terms and generally accommodate the Company’s needs.  However, because of the Company’s continuing cash flow constraints, vendors have been less accommodating and several have requested payment in advance, or to be paid for prior before shipping future orders.  Nevertheless the Company continues to operate in spite of its cash position.

While the Company’s products continue to be accepted in the stores, and it is receiving repeat orders from all of its current customers, the Company is still dependent upon additional capital in the near term in the form of either debt or equity to continue its operations.  This is necessary because the Company’s working capital is presently insufficient to pay for the necessary ingredients and packaging, as well as production costs to manufacture the Company’s expected orders, as well as to pay down its accounts payable and existing indebtedness.  While the loans that Company undertook in 2007 allowed the Company to recover from the production problems incurred during the summer,  it will still be dependent upon additional capital, particularly equity capital, to  pay down its indebtedness to a more manageable amount and to insure its long term financial stability.  Compounding the Company’s liquidity problem, the Company presently does not have any sources of credit that it can access on a ready basis.  The Company requires additional capital in order to (i) purchase additional raw materials, including ingredients and packaging, as well as pay the cost of manufacturing its products all in a timely basis; (ii) pay advertising costs and other marketing expenses to promote the sale of its products; (iii) finish paying its slotting fees; (iv) repay its existing indebtedness including its accounts payable and (v) increase its corporate infrastructure.  The Company is presently working towards completing a preferred stock offering which will provide the Company $3,000,000 of equity capital.  The majority of the proceeds from this preferred stock offering will be used to pay down the Company’s existing indebtedness and accounts payable, and to provide additional working capital.  However, no assurances can be given that this financing will be completed.  Additionally, in addition to this preferred stock offering the Company will need to raise a minimum of $500,000 in additional capital to support its operations during 2008.  To the extent that the Company is unable to receive such funding on a timely basis, the Company’s ability to continue to pay its existing obligations, as well as enter new markets or to exploit existing markets may be delayed or potentially lost and management’s revenue projections will not be met.  Additionally, it’s possible that the Company’s reputation may be damaged if it is not able to deliver its products to the supermarkets from which it has received orders.

ITEM 7.  FINANCIAL STATEMENTS

Our company’s audited financial statements for the years ended December 31, 2007 and December 31, 2006 are begin on page F-1 to this Annual Report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM8A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Evaluation on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is under the supervision of the Company’s principal executive and principal financial officer and attempts to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP to provide reasonable assurances that:

·	Maintenance of records is in reasonable detail and accurately and fairly reflect our transactions and dispositions of our assets;

·

Transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

·	The Company can detect on a timely basis any unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  It should be noted that any system of internal control, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our President, Chief Executive Officer, Chief Financial Officer and financial consultant, we conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria publicly available in “Internal Control-Integrated Framework Executive Summary” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), as of December 31, 2007.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at December 31, 2007:

·

Due to the Company’s limited resources, the Company has insufficient personnel resources and technical accounting and reporting expertise to properly address all of the accounting matters inherent in the Company’s financial transactions.  The Company relies on an outside consultant to enter all of the Company’s financial transactions in the Company’s books and accounts, and a separate outside accountant to prepare its quarterly financial statements.  Additionally, the Company does not have a formal audit committee, and the Board does not have a financial expert, thus the Company lacks the board oversight role within the financial reporting process.

·	The Company’s small size and “one-person” office prohibits the segregation of duties and the timely review of accounts payable, expense reporting and inventory management and banking information.

As a result of these material weaknesses described above, management has concluded that, as of December 31, 2007, our internal control over financial reporting was not effective based on the publicly available criteria in “Internal Control-Integrated Framework” issued by COSO.

Our President, Chief Executive Officer, Chief Financial Officer and financial consultant are in the process of determining how best to change our current system and implement a more effective system of controls, procedures to insure that information required to be disclosed in this annual report on Form 10-KSB has been recorded, processed, summarized and reported accurately.  Our management acknowledges the existence of this problem, and intends to developed procedures to address them to the extent possible given limitations in financial and manpower resources.  However, since inception, the Company has experienced  cash flow problems and as a result has not had the resources to address fully the certification requirements of Section 404 of the Sarbanes-Oxley Act of 2002.  While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.  Failure to develop adequate internal control and hiring of qualified accounting personnel may result in a “material weakness” in the Company’s internal control relating to the above activities.

This evaluation does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s evaluation was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Controls.

During the three months ended December 31, 2007, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our directors, executive officers, significant employees, as well as their ages and the positions they held, as of December 31, 2007, are set forth below.  Our directors hold office until our next annual meeting of stockholders and until their successors in office are elected and qualified.  All of our officers serve at the discretion of our Board of Directors.  On December 26, 2007, Alexander L. Bozzi, IV, the adult son of our President, resigned as Secretary of our company.   On February 23, 2008, the Board of Directors appornted Alexander L. Bozzi, III, as Secretary and Treasurer of the Company.   There are no other family relationships among our executive officers and directors.

Executive Officers and Directors

Name	Position	Age
Alexander L. Bozzi, III	Chairman of the Board, President, Chief Operating Officer , Treasurer, Secretary, Principal Executive Officer & Chief Accounting Officer	64
Geno Celella	Director	72

Significant Employees

Name	Position	Age
Ronald A. Boyle	Vice President, Sales	55

Alexander L. Bozzi, III – President and Chairman of the Board

Mr. Bozzi is the creator and the principal founder of our company.  He is also our company’s President, Chief Operating Officer and Chief Accounting Officer and is directly responsible for the day to day operations of our company.  Mr. Bozzi was appointed as of Treasurer and Secretary on February 23, 2008.  Mr. Bozzi has been in the ice cream business his entire adult life.  He is the third generation of his family to be involved in the industry.  From 1982 until 1987, Mr. Bozzi was employed by the Häagen Dazs Company, initially as General Manager of Häagen Dazs West and then as Director of National Chain Stores.  Mr. Bozzi left Häagen Dazs four years after it was acquired by Pillsbury Inc.  From 1987 to 1993, Mr. Bozzi was a private consultant to various ice cream and frozen dessert companies focusing on manufacturing, sales and distribution.  During this time he consulted for Cool A Coo Ice Cream of Whittier, CA and was responsible for expanding the company’s international business which provided the opportunity for the company to export ice cream novelties to several countries including China, Japan and the United Kingdom.  He also developed a line of products for Club Stores and obtained authorizations from retailers like Costco.  Mr. Bozzi also consulted for Integrated Specialty Foods (“ISF”) of California based in Commerce, CA, a company owned by his adult children, and its successor M.G.B. Specialty Foods, also of Commerce, CA.  M.G.B. was formed by the merger between ISF and Mario’s Gelato.  The combined operation was then moved to Sun Valley, CA.  The merger, facilitated by Mr. Bozzi, created the opportunity for ISF to become a manufacturer of ice cream products, rather than just a distributor.

Ronald A. Boyle - Vice President, Sales

Mr. Boyle is responsible for sales and marketing of our company’s ice cream products.  From August, 2004 until April, 2005, Mr. Boyle was the owner-operator of RAB Sales and Marketing, LLC, a Philadelphia-based national food brokerage firm specializing in ice cream novelties and other frozen food items.  From December, 2000 until August, 2004, Mr. Boyle was National Sales Manager of Fruit Ices, LLC and directed the sales of Frozfruit Frozen Fruit Bars and Chill Smooth Fruit Ice throughout the United States, Canada, Puerto Rico and the Virgin Islands. Prior thereto, he was Vice President of Sales of the Frozfruit Company from 1992 through 2000 until it was acquired by Fruit Ices, LLC in 2000.  During his career, Mr. Boyle has successfully managed the roll outs of several major consumer products such as Motrin, Diet Seven Up, various Frito Lay products and Haagen-Dazs Ice Cream stick bars.  He is a graduate of State University of New York at Albany.

Geno Celella – Director

Mr. Celella is one of the founders of our company and has spent his entire career in the ice cream industry.  Since April, 2005, he has been Vice President of Production for Nutmeg Farms Ice Cream, located in West Hartford, CT, which formerly manufactured and co-packed certain of our products.  From June, 2004 through March 2005, he was our company’s Senior Vice President of Product Development and Manufacturing.  From 2000 until June 2004, he was part owner of Kenwood Farms Ice Cream, a company also located in West Hartford, CT that manufactured and co-packed specialty ice creams.  Mr. Celella was responsible for all of Kenwood’s ice cream production.  From 1985 to 2000, he was General Manager of Production for Naugatuck Dairy located in Naugatuck, CT.  Prior thereto, from 1965 until 1985, Mr. Celella held a number of management positions with companies such as Brock-Hall Dairy, H.P. Hood and Baskin-Robbins.

Committees

Our business, property and affairs are managed by or under the direction of the board of directors.  Members of the board are kept informed of our business through discussion with the executive officers and other officers, by reviewing materials provided to them and by participating at meetings of the board and its committees.

We presently do not have any committees of our board of directors.  However, our board of directors intends to establish various committees at a later date.

Audit Committee

We do not have an Audit Committee of the Board of Directors and therefore has no Audit Committee Financial Expert.

Nominating Committee

We do not have a nominating committee of the Board of Directors and the Board has not established any procedures pursuant to which it will consider Board candidates recommended by shareholders.

Code of Ethics

We have not adopted a code of ethics applicable to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  We have not addoted such a code of ethics because all of management’s efforts have been directed to building the business of the Company.  A code of ethics may be adopted by the board of directors at a later date ..

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act and the regulations of the SEC, our company’s executive officers, directors and 10 % beneficial owners must file reports of ownership and changes in ownership with the SEC.   During the fiscal year ended December 31, 2007, the following offerices, directors and 10% shareholders were late in their filings:  Paul. Taboada and AAR Accounts Family Ltd Partnership did not file Form 3s.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered to us by our Chief Executive Officer and all other executive officers in such years who received or are entitled to receive remuneration in excess of $100,000 during the stated periods.

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compen-sation ($)	Total ($)
Alexander L. Bozzi, III President & Chairman	2007	78,000			249,000				327,000
	2006	52,000	0	0	0	0	0	0	52,000
Ronald A. Boyle Vice President, Sales	2007	105,000	12,000	33,200					150,200
	2006	93,000							93,000

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information as to options held by the officers named in the Summary Compensation Table.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Alexander L. Bozzi, III	375,000	7,125,000	0	0.05	Oct., 2017	0	0	0	0
Ronald A. Boyle	400,000 (1)	350,000	0	0.10	April, 2015	0	0	0	0
	50,000 (2)	950,000	0	0.05	Oct., 2017	0	0	0	0

(1) On April 15, 2005, Mr. Boyle was granted 750 options exerciable at $0.10 per share.

(2) On October 1, 2007, Mr. Boyle was granted 1,000,000 options exerciable at $0.05 per share.

Employment Agreements

Mr. Bozzi does not have an employment agreement or arrangement, other than his present annual salary of $78,000 per year.  Additionally, on October 1, 2007, the Board of Directors awarded Mr. Bozzi 7,500,000 options exercisable at $0.05 per share.  The Company has not granted to Mr. Bozzi any benefits payable upon the termination of employment, his resignation or retirement or a change in control of the Company.

Director Compensation

Our directors have not received any fees for their services as a director; however, they are reimbursed for expenses incurred by them in connection with conducting the Company's business.  On October 1, 2007 the Board of Directors granted Geno Celella 2,500,000 options exercisable at $0.05 per share.

SUMMARY OF DIRECTOR COMPENSATION TABLE
Name & Principal Position	Fees Earned Or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Geno Celella, Director	1,709	0	83,000	0	0	0	84,709
Alexander L. Bozzi, Chairman	78,000		249,000	0	0	0	327,000

The following table identifies, as of March 1, 2008, the number and percentage of outstanding shares of common stock owned by (i) each person we know to own more than five percent of our outstanding common stock, (ii) each named executive officer and director, and (iii) and all our executive officers and directors as a group:

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Title of Class	Name & Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class(2)
Common Stock	AAR Accounts Family Ltd Partnership (3) c/o Attn: Andrew & Aniela Roth 17 Beverly Road Little Neck, NY 11363	12,089,946 (3)	7.6%
Common Stock	Milton B. Bayer (4) 67 Old Colony Road, Old Lyme, CT 06371	12,700,000 (4)	7.9%
Common Stock	Alexander L. Bozzi, III (5) c/o Joseph Levine & Associates 555 Sherman Avenue, Hamden, CT 06514	1,175,000 (5)	0.7%
Common Stock	Beulah J. Celella (6) 240 Park Road, West Hartford, CT 06119	9,500,000 (6)	5.9%
Common Stock	Geno Celella (7) 240 Park Road, West Hartford, CT 06119	1,075,000 (7)	0.7%
Common Stock	Marvanal, Inc.(8) c/o Joseph Levine & Associates 555 Sherman Avenue, Hamden, CT 06514	12,950,000 (8)	8.1%
Common Stock	Paul Taboada (9) c/o Charles Morgan Securities, Inc. 120 Wall Street New York, NY 10005	20,822,501(9)	13.0%
Common Stock	Elliott Tertes (10) c/o Goodman, Rosenthal & McKenna, 977 Farmington Avenue, Suite 200 West Hartford, CT 06107	8,985,000 (10)	5.6%
Common Stock	All Officers & Directors as a Group (11)	11,750,000 (11)	7.3%

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

(2)

Based on 160,094,837 shares of common stock outstanding as March 31, 2008.  This total does not include (i) 9.5 million shares which may be issued upon conversion of our outstanding 12% Convertible Promissory Notes, (ii) 22,638,000 shares issuable to our founders upon conversion of shares of Series A Convertible Preferred Stock or (iii) up to 3,000,000 shares which may be issued upon exercise of outstanding warrants to Charles Morgan Securities, Inc.

(3)

Consists of 6,089,946 shares of common stock.  Also includes 6,000,000 shares of common stock which the AAR Accounts Family Ltd Partnership has the immediate right to acquire pursuant to a convertible note issued on November 9, 2006.

(4)

Consists of 12,700,000 shares of common stock. Mr. is a former business partner of both Alexander Bozzi, III and Geno Celella.

(5)

Alexander L. Bozzi, III is our President and Chairmen of the Board.  Consists of 1,075,000 shares of common stock and 100,000 shares of common stock held by Mr. Bozzi’s spouse, Giovanna Bozzi.

(6)

Consists of 9,500,000 shares of common stock. Does not include 1,075,000 shares of common stock owned by Ms. Celella’s spouse, Geno Celella, a director of our company, as noted in Note 7.

(7)

Geno Celella is a director of our company.  Consists of 1,075,000 shares of common stock.  The share total does not include 9,500,000 shares of common stock owned by Mr. Celella’s spouse, Beulah J. Celella owned by Mrs. Celella all as noted in Note 6.

(8)

Consists of 12,950,000 shares of common stock.  All of the outstanding shares of Marvanal, Inc. are owned by the adult children of our company’s President, Alexander Bozzi, III.

(9)

Includes 1,770,000 shares held by Mr. Taboada directly and 3,771,501 shares held by Charles Morgan Securities, Inc., 2,462,500 shares held by PCM Industries Inc. and 9,818,500 shares held by Mandalay Industries Inc., each of which corporations is controlled by Mr. Taboada, together with 3,000,000 shares issuable upon exercise of warrants held by Charles Morgan Securities, Inc.

(10)

Consists of 8,985,000 shares of common stock.  Elliott Tertes is a former business partner of both Alexander Bozzi, III and Geno Celella.

(11)

Includes shares owned or controlled by Alexander L. Bozzi, III, and Geno Celella and each of their spouses.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 27, 2004, we acquired, via a tax free stock merger, all of the outstanding shares of Milt & Geno’s Frozen Desserts, Inc. (“M&G’s”) for 37,500,000 shares of our Common Stock.  M&G’s was a company that had similar ownership with our company, but we did not control M&G’s.  Alexander L Bozzi, III, our President, and Geno Celella, on of our directors, were each shareholders of M&G’s, as were two additional founders of the our company: Milton Bayer and Elliott Tertes.  Collectively, Messrs. Bozzi, Celella, Bayer and Tertes owned ninety-six percent (96%) of M&G’s.  Mr. Bayer and Mr. Tertes have not been officers or directors of our company.  Additionally, Mr. Tertes was the sole trustee of a voting trust created to vote the M&G’s shares beneficially owned by Mr. Bayer and Mr. Celella.  Therefore, Mr. Tertes controlled M&G’s by virtue of controlling seventy-two percent (72%) of the stock of M&G’s.  We acquired M&G’’s because it believed that M&G’’s had certain formulas and recipes that would enhance our companys development.  Additionally, our company acquired the brand name and trade dress, together with some limited inventory, for M&G’s ice cream product Absolutely Free™.  We also assumed less than $10,000 in liabilities as a result of the transaction.

Nutmeg Farms Ice Cream, LLC (“Nutmeg”) is a Connecticut Limited Liability Company based in West Hartford, CT that prior to their being voluntarily discontinued by us in late 2006, manufactured and co-packed our ice cream cups and sundaes.  While they no longer co-pack for us, they do certain product testing for us.  Nutmeg employs Geno Celella, a director of our company, but he has no equity interest in Nutmeg.  Nutmeg was chosen to manufacture the ice cream cups and sundaes for us as a result of their expertise in making and co-packing ice cream and ice cream novelties, as well as price considerations, and not solely due to the fact that Mr. Celella is employed by Nutmeg.  The co-packing fees paid to Nutmeg were negotiated at an “arm’s length” agreement and we believe that they are comparable to those that would have been paid to an unaffiliated third party.  We did not pay any fees directly to Nutmeg for co-packing or product testing in 2007.  However, we did pay directly to Geno Celella $1,709.17 for product testing.  See ITEM 10.  EXECUTIVE COMPESATION—Summary of Director’s Compensation.

Director Independence

None of our directors are independent directors, using the Nasdaq definition of independence.

ITEM 13.  EXHIBITS

THE ENLIGHTENED GOURMET, INC.

Exhibit 3.1.  Articles of Incorporation.  (Incorporated by reference to correspondingly-numbered exhibit filed with the Company’s Registration Statement on Form 10-SB on November 1, 2005.)

Exhibit 3.2.  Certificate of Correction to Articles of Incorporation, as filed with the Secretary of  State of Nevada on October 21, 2004.  (Incorporated by reference to correspondingly-numbered exhibit filed with the Company’s Registration Statement on Amendment No. 1 to Form 10-SB on December 12, 2005.)

Exhibit 3.3 Certificate of Amendment to the Articles of Incorporation, as filed with the Secretary of State of Nevada on November 21, 2007

Exhibit 3.4  Certificate of Designations for the Series B Preferred Stock (Incorporated by reference to exhibit 3.1 filed with the Company’s Current Report on Form 8-K on March 18, 2008.)

Exhibit 3.6.  Bylaws.  (Incorporated by reference to correspondingly-numbered exhibit filed with the Company’s Registration Statement on Form 10-SB on November 1, 2005.)

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

Exhibit 10.4.  Investment Advisory Agreement, dated as of October 31, 2006, between the Company and Charles Morgan Securities, Inc.  (Incorporated by reference to correspondingly-numbered exhibit filed with the Company’s Current Report on Form 8-K on November 20, 2006

Exhibit 10.5.  Investment Banking Agreement, dated as of October 31, 2006, between the Company and Charles Morgan Securities, Inc.  (Incorporated by reference to correspondingly-numbered exhibit filed with the Company’s Current Report on Form 8-K on November 20, 2006.)

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

Exhibit 10.8.   Form of 12% Promissory Note (Incorporated by reference to exhibit 4.1 filed with the Company’s Current Report on Form 8-K on February 8, 2008.)

Exhibit 10.9 Form of Note and Stock Purchase Agreement (Incorporated by reference to exhibit 4.1 filed with the Company’s Current Report on Form 8-K on February 8, 2008.)

Exhibit 10.10 Form of Security Agreement (Incorporated by reference to exhibit 4.1 filed with the Company’s Current Report on Form 8-K on February 8, 2008.)

Exhibit 10.11 Form of Subscription Agreement (Incorporated by reference to exhibit 99.1 filed with the Company’s Current Report on Form 8-K on March 18, 2008.)

Exhibit 31.  Certification of principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  (Filed herewith)

Exhibit 32.  Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

ITEM 14.  PRINCIPAL ACCOUNTANT FEES:

Audit Fees

The aggregate fees billed by Mahoney Sabol & Company, LLP, our auditors for professional services rendered for the audit of our annual financial statements and in connection with statutory and regulatory filings were $35,750 and $33,030 for the years ended 2007 and 2006, respectively.  This category also includes the review of interim financial statements and services in connection with registration statements and other filings with the Securities and Exchange Commission.

Audit Related Fees

For the years ended 2007 and 2006, Mahoney Sabol & Company, LLP did not bill any fees relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above.

Tax Fees

For the year ended 2006, Mahoney Sabol & Company, LLP did not bill any fees for tax compliance, tax advice and tax planning services. For the year ended 2007, this amount was $2,000.

For the years ended 2007 and 2006, Mahoney Sabol & Company, LLP did not bill any fees for other products and services not described above.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized ..

THE ENLIGHTENED GOURMET, INC ..

Date: April 7, 2008	By: / S/ALEXANDER L. BOZZI, III
Alexander L. Bozzi, III
Chairman of the Board, President, Chief Operating Officer, Treasurer, & Secretary (Principal Executive Officer & Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated ..

Name	Position	Date

/S/ALEXANDER L. BOZZI, III Alexander L. Bozzi, III	Chairman of the Board, President, Chief Operating Officer, Treasurer, Secretary, Principal Executive Officer, Chief Accounting Officer and Director	April 7, 2008

/S/GENO CELELLA Geno Celella	Director	April 7, 2008

THE ENLIGHTENED GOURMET, INC.

FINANCIAL STATEMENTS AND

REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM

AS OF DECEMBER 31, 2007 AND THE YEARS

ENDED DECEMBER 31, 2007 AND 2006

THE ENLIGHTENED GOURMET, INC.

FINANCIAL STATEMENTS AND

REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM

AS OF DECEMBER 31, 2007 AND THE YEARS

ENDED DECEMBER 31, 2007 AND 2006

CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM	F-3

FINANCIAL STATEMENTS:

Balance Sheet	F-4

Statements of Operations	F-5

Statements of Stockholders’ Deficit	F-6

Statements of Cash Flows	F-8

Notes to Consolidated Financial Statements	F-9

Mahoney

Sabol & Company

CERTIFIED PUBLIC ACCOUNTANTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

The Enlightened Gourmet, Inc.

Hamden, Connecticut

We have audited the balance sheet of The Enlightened Gourmet Inc. (the “Company”) as of December 31, 2007 and the related statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Enlightened Gourmet Inc. as of December 31, 2007 and the results of its operations and its cash flows for each of the years in two-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has an accumulated deficit of approximately $7,772,000 and a working capital deficit of approximately $2,607,000.  These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mahoney Sabol & Company, LLP

Certified Public Accountants

Glastonbury, Connecticut

March 28, 2008

95 Glastonbury Boulevard    T 860.541.2000    cpas@mahoneysabol.com

Glastonbury, CT 06033    F 860.541.2001    www.mahoneysabol.com

THE ENLIGHTENED GOURMET, INC.

BALANCE SHEET

DECEMBER 31, 2007

ASSETS

CURRENT ASSETS:
Cash and cash equivalents		$6,240
Accounts receivable	$325,678
Less allowance for discounts	320,000	5,678
Inventory
Finished goods	86,309
Raw materials	201,940	288,249
Prepaid expenses		90,500
TOTAL CURRENT ASSETS		390,667

DEFERRED FINANCING COSTS		185,415

INTANGIBLE ASSETS		250,000

TOTAL ASSETS		$826,082

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable		$359,392
Accrued expenses		386,645
Notes payable
Stockholders	449,000
Other	1,803,413	2,252,413
TOTAL CURRENT LIABILITIES		2,998,450

CONVERTIBLE DEBENTURES		590,000

TOTAL LIABILITIES		3,588,450

STOCKHOLDERS’ DEFICIT:
Common stock, par value $0.001, 350,000,000
shares authorized, 169,430,536 shares issued
and 144,439,300 shares outstanding		169,430
Additional Paid in Capital		5,795,290
Accumulated Deficit		(7,771,650)
		(1,806,930)
Less: Treasury stock		(16,445)
Deferred financing costs		(292,951)
Unearned compensation		(646,042)
TOTAL STOCKHOLDERS’ DEFICIT		(2,762,368)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$826,082

The accompanying notes are an intergral part of these financial statements.

THE ENLIGHTENED GOURMET, INC.

STATEMENTS OF OPERATIONS

For the Years ended December 31, 2007 and 2006

	Year Ended	Year Ended
	December 31, 2007	December 31, 2006
REVENUE:
Sales of products	$1,258,928	$1,301,822
Less discounts and slotting fees	(900,136)	(884,068)
NET REVENUE	358,792	417,754

COST OF SALES	1,075,662	1,382,796

GROSS MARGIN	(716,870)	(965,042)

EXPENSES:
Selling, general & administrative	1,253,677	1,011,054
Loss on abandonment of fixed assets	-	77,021
Loss on registration financing arrangement	1,093,749	-
Interest	1,004,114	544,111
	3,351,540	1,632,186

LOSS BEFORE TAXES	(4,068,410)	(2,597,228)

INCOME TAX EXPENSE	-	-

NET LOSS	$(4,068,410)	$(2,597,228)

BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$(0.03)

Weighted average number of
shares of common of stock outstanding	128,982,183	78,800,589

The accompanying notes are an intergral part of these financial statements.

THE ENLIGHTENED GOURMET, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock		Additional Paid-In Capital	Unearned Compensation	Deferred Offering Expense	Accumulated Deficit	Common Stock Subscribed/ Receivable	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2005	76,192,500	$76,192	$1,467,715	$-	$-	$(1,106,012)	$(14,900)	$-	$422,995

Stock subscription received
and share issued	100,000	100	-	-	-	-	14,900	-	15,000
Issuance of common stock, net	369,000	369	54,981	-	-	-	-	-	55,350
Warrants issued to vendors	-	-	8,580	-	-	-	-	-	8,580
Issuance of common stock for
consulting services	15,000	15	2,235	-	-	-	-	-	2,250
Warrants issued pursuant to
notes payable	-	-	371,750	-			-	-	371,750
Issuance of common stock for
investment banking fee	13,250,000	13,250	649,250	(662,500)	-	-	-	-	-
Issuance of Treasury Stock
held in escrow as
security for convertible
note holders	30,000,000	30,000	-	-	-	-	-	(30,000)	-
Amortization of management
fee compensation expense	-	-	-	55,208	-	-	-	-	55,208
Compensation expense from
option plan	-	-	18,436	-	-	-	-	-	18,436
Net loss	-	-	-	-	-	(2,597,228)	-	-	(2,597,228)
Balance at December 31, 2006	119,926,500	$119,926	$2,572,947	$(607,292)	$-	$(3,703,240)	$-	$(30,000)	$(1,647,659)

The accompanying notes are an intergral part of these financial statements.

THE ENLIGHTENED GOURMET, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock		Additional Paid-In Capital	Unearned Compensation	Deferred Offering Expense	Accumulated Deficit	Common Stock Subscribed/ Receivable	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2006	119,926,500	$119,926	$2,572,947	$(607,292)	$-	$(3,703,240)	$-	$(30,000)	$(1,647,659)
Issuance of common stock
Pursuant to notes payable	6,300,000	6,300	308,700	-	-	-	-	-	315,000
Issuance of common stock for
investment banking fee	8,237,501	8,237	403,640	-	(411,877)	-	-	-	-
Compensation expense related
to stock option plan	-	-	86,953	-	-	-	-	-	86,953
Issuance of common stock for
consulting services	7,719,155	7,719	378,239	(370,000)	-	-	-	-	15,958
Issuance of common stock
pursuant to provisional
settlement of stockholder debt	4,644,711	4,645	-	-	-	-	-	(4,645)	-
Issuance of common stock from
Treasury as payment for
convertible debenture obligation	-	-	891,800	-	-	-	-	18,200	910,000
Issuance of common stock as
payment for accrued interest
on convertible debenture	727,692	728	81,137	-	-	-	-	-	81,865
Issuance of common stock
pursuant to a registration
payment arrangement	21,874,977	21,875	1,071,874	-	-	-	-	-	1,093,749
Amortization of deferred
financing cost	-	-	-	-	118,926	-	-	-	118,926
Amortization of unearned
Compensation	-	-	-	331,250	-	-	-	-	331,250
Net loss	-	-	-	-	-	(4,068,410)	-	-	(4,068,410)
Balance at December 31, 2007	169,430,536	$169,430	$5,795,290	$(646,042)	$(292,951)	$(7,771,650)	$-	$(16,445)	$(2,762,368)

The accompanying notes are an intergral part of these financial statements.

THE ENLIGHTENED GOURMET, INC.

STATEMENTS OF CASH FLOWS

For the Years ended December 31, 2007 and 2006

	Year Ended	Year Ended
	December 31, 2007	December 31, 2006
CASH FLOWS FROM
OPERATING ACTVIVITIES:
Net Loss	$(4,068,410)	$(2,597,228)
Adjustments to reconcile net loss to net cash
used in operating activities:
Loss on abandonment of equipment	-	77,021
Non-Cash stock based expense	864,445	18,436
Amortization of deferred financing costs	386,959	15,300
Amortization of debt discount	143,413	694,175
Increase in sales allowances taken	108,769	211,231
Issuance of warrant to vendor	-	8,580
Consultant stock compensation	47,208	2,250
Stock Based registration payment arrangement	1,093,749	-
Amortization of stock compensation
management fee expense	331,250	55,208
Changes in Current Assets and Liabilities:
Accounts Receivable	(43,474)	(282,204)
Inventory	(169,167)	(128,561)
Prepaid Expenses	(55,000)	94,500
Accounts Payable	65,105	229,924
Accrued Expenses	302,887	46,755
NET CASH USED IN
OPERATING ACTIVITIES	(992,266)	(1,554,613)

CASH FLOWS FROM INVESTING ACTIVITIES:
Equipment	-	(4,995)
Deferred financing costs	(411,875)	(197,000)
NET CASH USED IN
INVESTING ACTIVITIES	(411,875)	(201,995)

CASH FLOWS FROM
FINANCING ACTIVITIES:
Proceeds from Convertible Debenture	100,000	1,400,000
Proceeds from Note	1,389,382	376,000
Payment on Note	(100,000)	(300,000)
Proceeds from Stockholder Notes	-	212,123
Payment of Stockholder Notes	-	(75,000)
Sale of Common Stock & Warrants	-	70,350
NET CASH PROVIDED BY
FINANCING ACTIVITES	1,389,382	1,683,473

NET DECREASE IN CASH	(14,759)	(73,135)
CASH, BEGINNING	20,999	94,134
CASH, ENDING	$6,240	$20,999

Non-cash financing activities:
Issuance of stock for payment of debt	$910,000	$-
Interest paid	$13,050	$15,988

The accompanying notes are an intergral part of these financial statements.

THE ENLIGHTENED GOURMET, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years ended December 31, 2007 and 2006

NOTE 1.

FORMATION AND OPERATIONS OF THE COMPANY, GOING CONCERN AND MANAGEMENT’S PLAN:

Formation and Operations of the Company:

The Enlightened Gourmet, Inc. (the “Company”) was organized in the State of Nevada on June 25, 2004.  On September 27, 2004, the Company acquired, via a tax free stock exchange with a wholly-owned and newly-formed subsidiary of the Company, all of the outstanding shares of Milt & Geno’s Frozen Desserts, Inc. (“M&G’s”).  The Company acquired M&G’s because it believed that M&G’s had certain formulas and recipes that would enhance the Company’s development.  Additionally, the Company acquired the brand name and tradedress, together with some limited inventory (less than $10,000) and certain liabilities, related to M & G’s fat free ice cream product Absolutely Free™.  The transaction did not result in a business combination since M & G’s had no operations at the time.  The subsidiary was subsequently dissolved.

The Company seeks to establish itself as a leading marketer and manufacturer of fat-free foods.  Initially, the Company’s products were authorized in approximately 20 supermarket chains having approximately 1,500 supermarkets.  As of December 31, 2007, this number increased to 24 supermarket chains having approximately 1,700 stores.  This total does not include any convenience stores, smaller grocery stores or independent distributors for which we have also received authorizations.  The Company’s major activities consist of producing and selling product and expanding its existing sales base; therefore management has determined that it is no longer a development stage entity.

Going Concern and Management’s Plan:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  However, the Company is presently still dependent upon additional capital in the form of either debt or equity to continue its operations and is in the process of continuing to raise such additional capital through private placements of securities.  This additional capital is necessary, because the Company’s working capital is presently insufficient to pay for the necessary ingredients and packaging, as well as production costs to manufacture the Company’s present and expected orders.  Compounding this problem, the Company presently does not have any sources of credit that it can access on a ready basis.  In addition to needing additional capital to maintain it operations, the Company also needs to raise capital to pay for the various shareholder notes that are currently in default.  (See Note 4)

As shown in the accompanying financial statements, the Company incurred a net loss of $4,068,410 during the year ended December 31, 2007.  Additionally, as of that date, the Company’s current liabilities exceeded its current assets.  Those factors, and those described above, create an uncertainty about the Company’s ability to continue as a going concern.  Management is developing a plan to (i) continue to contain overhead costs, (ii) increase sales (iii) significantly increase gross profits as significant slotting fees incurred during 2006 and 2007 will not be required for those supermarket chains in 2008 and (iv) raise outside debt or equity.  These steps, if successful, together with the monies raised throughout 2007 and early 2008 (see Note 13) provide management with a course of action they believe will allow the Company to deal with the current financial conditions and continue its operations.

NOTE 2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

Intangible Assets and Debt Issuance Costs:

Management assesses intangible assets for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable.  For other intangible assets, the impairment test consists of a comparison of the fair value of the intangible assets to their respective carrying amount.  The Company uses a discount rate equal to its average cost of funds to discount the expected future cash flows.  There were no intangible assets deemed impaired as of December 31, 2007.

Debt issuance costs are amortized over the life of the related debt or amendment.  Amortization expense for debt issuance costs for the years ended December 31, 2007 and 2006 were $386,959 and $15,300, respectively, and is estimated to be approximately $184,262 in 2008 based upon the expected maturities.

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

Accounts Receivable:

Accounts receivable are carried at original invoice amount less slotting fees deducted by the customers and less an estimate made for doubtful accounts. Management determines the allowance for doubtful accounts by regularly evaluating past due balances. Individual accounts receivable are written off when deemed uncollectible, with any future recoveries recorded as income when received.

Shipping and Handling Costs:

Shipping and handling costs are included in Selling, General and Administrative expense and are expensed as incurred.  In 2007 and 2006 shipping and handling costs totaled $89,418 and $122,316, respectively.

Advertising and Promotions:

Advertising and promotional costs including print ads, commercials, catalogs, brochures and co-op are expensed during the year incurred.  Advertising and promotional costs totaled $47,332 in 2007 and $82,233 in 2006.

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

Recent Accounting Pronouncements:

The Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (an interpretation of FASB Statement No. 109)” on January 1, 2007.  As a result of the implementation of FIN 48, the Company performed a comprehensive review of any uncertain tax positions in accordance with recognition standards established by FIN 48.  In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax returns that has not been reflected in measuring income tax expense for financial reporting purposes.  As a result of this review, the Company believes it has no uncertain tax positions and, accordingly, did not record any charges.

The Company will recognize accrued interest and penalties related to uncertain tax positions in income tax expense.  As of April 1, 2008, the Company did not have any tax-related interest or penalties.  The Company files income tax returns in the U.S. Federal and various state jurisdictions.  The Company is not currently under examination by The Internal Revenue Service (IRS) of any other state jurisdictions.  The tax years 2004-2006 remain subject to examination.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including An Amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities.  Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute.  SFAS 159 is effective for fiscal years that begin after November 15, 2007.  The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption.  The Company is currently evaluating the impact, if any, of SFAS 159 on our Financial Statements.

NOTE 3.

IMPAIRMENT:

As of December 31, 2006, the Company performed an evaluation for impairment on its intangible and fixed assets and recorded an associated impairment charge of $77,021 in the accompanying statement of operations for the abandonment of equipment that was determined not to be used in operations.

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

NOTE 4.

NOTES PAYABLE:

Stockholders

(a) A stockholder, on December 21, 2005, made cash advances to the Company of $245,000 (the “December 2005 Promissory Note”), which is $5,000 less than its face value of $250,000, resulting in a discount.  The December 2005 Promissory Note did not accrue interest and is prepayable by the Company without penalty at any time.  The borrowing was due and payable on April 1, 2006.  In consideration of making the December 2005 Promissory Note, the lender received 666,667 warrants exercisable at $0.15 per share.  Following a Black Scholes valuation model, the value of a warrant was $0.0463, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $31,000, which has been fully amortized.  This December 2005 Promissory Note was refinanced with the stockholder under identical terms and conditions and the new maturity date was July 1, 2006 (the “April Promissory Note”).  In consideration of making the April 2006 Promissory Note the lender received an additional 666,667 warrants exercisable at $0.15 per share.  Following a Black Scholes valuation model, the value of a warrant was $0.0437, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $29,133, which has been fully amortized.  The April Promissory Note is in default for failure to pay the principal when due at maturity.  Since July 1, 2006, the April Promissory Note has borne interest at the rate of 18% per annum. Accrued interest for this Promissory Note is $67,438 as of December 31, 2007.

(b) Another stockholder, on February 28, 2006, made cash advances to the Company of $94,000 (the “February 2006 Promissory Note”), which is $6,000 less than its face value of $100,000, resulting in a discount.  The February 2006 Promissory Note did not accrue interest.  The borrowing was due and payable on August 15, 2006.  In consideration of making the February 2006 Promissory Note, the lender received 266,667 warrants exercisable at $0.15 per share.  Following a Black Scholes valuation model, the value of a warrant was $0.0463, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $11,893, which has been fully amortized.  The February 2006 Promissory Note is in default for failure to pay the principal when due at maturity.  Since August 15, 2006, the February 2006 Promissory Note has borne interest at the rate of 18% per annum. Accrued interest for this Promissory Note is $24,805 as of December 31, 2007.

(c) Another stockholder, on March 10, 2006, made cash advances to the Company of $22,560 (the “March 2006 Promissory Note”), which is $1,440 less than its face value of $24,000, resulting in a discount.  The March Promissory Note did not accrue interest.  The borrowing was due and payable on August 15, 2006.  In consideration of making the March 2006 Promissory Note, the lender received 64,000 warrants exercisable at $0.15 per share.  Following a Black Scholes valuation model, the value of a warrant was $0.0436, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $2,854, which has been fully amortized.  The March 2006 Promissory Note is in default for failure to pay the principal when due at maturity.  Since August 15, 2006, the March 2006 Promissory Note has borne interest at the rate of 18% per annum. Accrued interest for this Promissory Note is $5,953 as of December 31, 2007.

(d) Another stockholder, on May 1, 2006, made cash advances to the Company of $23,875 (the “May 2006 Promissory Note”), which is $1,125 less than its face value of $25,000 resulting in a discount.  The May 2006 Promissory Note did not accrue interest.  The borrowing was due and payable on September 1, 2006.  In consideration of making the May 2006 Promissory Note, the lender received 83,333 warrants exercisable at $0.15 per share.  Following a Black Scholes valuation model, the value of a warrant was $0.0467, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $3,600, which has been fully amortized.  The May 2006 Promissory Note is in default for failure to pay the principal when due at maturity.  Since September 1, 2006, the May 2006 Promissory Note has borne interest at the rate of 18% per annum. Accrued interest for this Promissory Note is $5,992 as of December 31, 2007.

(e) Another stockholder, on April 27, 2006, made cash advances to the Company of $47,750 (the “April 2006 Promissory Note”), which is $2,250 less than its face value of $50,000 resulting in a discount.  The April 2006 Promissory Note did not accrue interest.  The borrowing was due and payable on July 31, 2006.  In consideration of making the April 2006 Promissory Note, the lender received 133,333 warrants exercisable at $0.15 per share.  Following a Black Scholes valuation model, the value of a warrant was $0.046, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $5,700, which has been fully amortized.  The face value of the April 2006 Promissory Note ($50,000) was refinanced with the same stockholder with a new maturity date of December 1, 2006 and a stated interest rate of twelve percent (12%) (the “July 2006 Promissory Note”).  In consideration of making the July 2006 Promissory Note, the lender received 266,667 warrants exercisable at $0.15 per share.  Following a Black Scholes valuation model, the value of a warrant was $0.047, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $12,534, of which $5,837 has been fully amortized.  The stockholder agreed to extend the terms of the July 2006 Promissory Note as of December 1, 2006, with a maturity date of April 1, 2007 (the “December 2006 Promissory Note”).  The stockholder received an additional 266,667 warrants exercisable at $0.05 per share.  Following the same Black Scholes valuation model as previously, the value of a warrant was $0.0155, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $4,133, of which approximately $1,001 was amortized through December 31, 2006.  The December 2006 Promissory Note is now in default for failure to pay the principal when due at maturity.  Since April 1, 2007, the December 2006 Promissory Note has bore interest at the rate of 18% per annum. Accrued interest for this Promissory Note is $6,750 as of December 31, 2007.

The following summarizes the stockholders notes as of December 31, 2007:

Stockholder Notes in Default:

(a) Note matured July 1, 2006	$250,000
(b) Note matured August 15, 2006	100,000
(c) Note matured August 15, 2006	24,000
(d) Note matured September 1, 2006	25,000
(e) Note matured April 1, 2007	50,000

Total Stockholder Notes outstanding	$449,000

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

On October 3, 2007, the Company notified the SEC that it was voluntarily withdrawing the previously filed SB-2. Consequently, the conditional settlement negotiated with each of the stockholder lenders could not be completed. The $449,000 in stockholder loans remains in default, and continue to accrue interest at the Default Rate of 18% per annum.  The Company is negotiating with each of the lenders a new and different settlement to repay the amounts due them.

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

In consideration of entering into the May Roebling Note, the lender received 1,333,333 warrants exercisable at $0.15 per share.  Additionally, in consideration of entering into the June Roebling Note, the lender received an additional 2,666,666 warrants, also exercisable at $0.15 per share.  Pursuant to terms of these warrants, each of the 4,000,000 warrants was repriced in 2006 to be exercisable at $0.05 due to a dilutive issuance of common stiock.  Following a Black Scholes valuation model, the value of a warrant issued in connection with the May Roebling Note was $0.0745, which resulted in an additional debt expense over the term of the May Roebling Note and corresponding to additional paid in capital of approximately $99,333, which was fully amortized.  The value of a warrant issued in connection with the June Roebling Note was $0.0749, which resulted in an additional debt expense over the term of the June Roebling Note and corresponding to additional paid in capital of approximately $199,732, which was fully amortized.  The June Roebling Note is in default as it was not paid by September 26, 2006, at which time the annual interest rate was increased to 18% per annum.  $300,000 of the outstanding principal balance was repaid prior to the end of 2006 and the remaining balance was paid during the first quarter of 2007.

The variables in all of the warrant calculations were (i) the number of days to maturity of the warrant, (ii) a risk free rate corresponding to the yield to maturity of a comparable maturity U. S. Treasury security and (iii) a common stock volatility of 50%.  The discounts are being accreted over the expected period that each promissory note is outstanding using the interest method.

NOTE 5.

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

In connection with the sale of the Convertible Notes, CMS received (i) a placement fee equal to 10% of the aggregate proceeds ($140,000 at December 31, 2006); (ii) a non-accountable expense allowance equal to 3% of the aggregate proceeds ($52,000 at December 31, 2006), and a common Stock Purchase Warrant (the “Warrant”) to purchase shares equal to 10% of shares issuable upon conversion of the Convertible Notes (3,000,000 shares maximum; 2,800,000 shares at December 31, 2006).  The Warrant is exercisable at $.06 per share.  The Company recognized the amounts paid to CMS for its accountable and non-accountable expenses and legal costs totaling $197,000 as deferred financing costs.  These costs are being amortized as an expense using the interest method over the two-year term of the Convertible Notes.

Lenders representing $710,000 and $200,000 on November 28, 2007 and December 18, 2007, respectively converted their debt to equity.  The Company issued 18,200,000 common shares from Treasury in satisfaction of the debt.  In addition, 727,692 common shares valued at $0.1125 were issued for payment of accrued interest totaling $81,865.

Pursuant to the terms of the Convertible Notes, the Company was obligated to file a registration statement with the Securities and Exchange Commission within 90 days of closing Convertible Notes.  Because the Company did not file such registration statement within this 90 day period, the Company was obligated to issue to the holders of such notes an aggregate amount of 21,874,977 shares of common stock of the Company.  The shares were issued on December 31, 2007 pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended.

Bridge Loan Financing:

During the period March 15, 2007 through November 21, 2007 the Company entered into eight promissory notes (collectively the “2007 Promissory Notes”) with a combined face value $1,975,000.  Each of the 2007 Promissory Notes are due one year from the date of its issuance and accrue interest at the annual rate of 12%.  The Company pledged all of its tangible and intangible assets as security for each of the 2007 Promissory Notes.  However, this security interest in the Company’s assets was subordinate to the security interest granted to the Convertible Notes described in this Note 5.  In consideration of making the 2007 Promissory Notes, the lenders received a total of 6.3 million shares of the Company’s common stock valued at $0.05 per share, which resulted in an additional debt discount and corresponding additional paid in capital of $315,000 which will be amortized over the life of the loan.

Face Value of Bridge Loans Outstanding	$1,975,000

Less:
Debt discount due to share issuance	171,587

Net Bridge Loans Outstanding	$1,803,413

CMS acted as placement agent and sold each of the 2007 Promissory Notes to investors that were neither officers nor directors of the Company.  In connection with the sale of the 2007 Promissory Notes, CMS received a placement fee equal to 10% of the aggregate proceeds ($197,500) and a non-accountable expense allowance equal to 3% of the aggregate proceeds ($59,250).  Additionally, CMS received 7,612,501 shares of the Company’s Common Stock as compensation for placing the 2007 Promissory Notes.

NOTE 6.

COMMON STOCK:

During the years ended December 31, 2007 and 2006, the Company issued zero shares and 8,045,000 shares of common stock, respectively, in connection with private placement offerings.  The Company received $0 and $804,500 in gross proceeds in 2007 and 2006, respectively, from the offerings and incurred no offering costs.

NOTE 7.

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

A summary of the option awards under the Company’s Stock Option Plan as of December 31, 2007 and changes during the two-year period ended December 31, 2007 is presented below:

		Weighted
		Average
		Stock
Stock Options	Shares	Price
Outstanding, January 1, 2005	-	-
Granted, 2005	3,250,000	$0.123
Granted, 2006	570,000	$0.15
Granted, 2007	18,500,00	$0.05
Exercised
Forfeited, 2006	(1,000,000)	$0.10

Outstanding at December 31, 2007	21,320,000	$0.0615

Options vested at December 31, 2007	2,071,000	$0.0957

At December 31, 2007, the average remaining term for outstanding stock options is 9.5 years.

A summary of the status of non-vested shares under the Company’s Stock Option Plan, as of December 31, 2007 and changes during the two-year period ended December 31, 2007 is presented below:

		Weighted
		Average
		Stock
Stock Options	Shares	Price
Non-vested, January 1, 2006	2,275,000	$0.123
Non-vested, January 1, 2007	399,000	$0.15
Granted during 2007	17,575,000	$0.05

Forfeited	(1,000,000)	$0.10

Non-vested, December 31, 2007	19,249,000	$0.0578

As of December 31, 2007 and 2006, there was a total of $785,961 and $284,708 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Stock Option Plan, respectively. That cost is expected to be recognized over a weighted-average period of 9.5 years.  This disclosure is provided in the aggregate for all awards that vest based on service conditions.

NOTE 8.

INCOME TAXES

As of December 31, 2007 and 2006, the Company had deferred tax assets of approximately $1,420,000 and $740,000, respectively, with equal corresponding valuation allowances in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”).

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

Income tax payments were approximately zero in 2007 and 2006, respectively.

At December 31, 2007, the Company has loss carry-forwards available to reduce future taxable income and tax thereon.  The carry-forwards will expire as outlined in the following table:

Federal Expiration	Federal	State	State Expiration

2024	$63,816	$63,216	2009
2025	$1,026,016	$1,026,630	2010
2026	$2,145,548	$2,143,198	2011
2027	$3,051,203	3,048,536	2012
TOTALS	$6,286,583	$6,281,580

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

NOTE 11.

CONCENTRATION OF CREDIT RISK:

The Company has one major customer that accounted for approximately 33.2% of gross sales, another customer that accounted for 9.8% of gross sales and a third customer that accounted for 8.6% of gross sales during 2007. Additionally, net of slotting allowances, as of December 31, 2007, one customer accounted for 31% of accounts receivables at year end, one customer accounted for 16% of accounts receivable and one customer accounted for 12% of receivables.

NOTE 12.

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

The Agreement required the Investment Banker to perform its obligations pursuant to raising capital within sixty days of the execution of the Agreement.  The Investment Banker failed to fulfill this obligation and as a result, pursuant to the Agreement, has forfeited the 3,066,450 warrants received.  The effect of the warrants on additional paid in capital has been reversed along with reversing $18,936 that was previously included as compensation expense.  Lastly, on November 2, 2006, the Company and the Investment Banker entered into a release and termination agreement which terminated the services of the Investment Banker and released the Company from any further obligation to compensate the Investment Banker for any services.  During 2006, the Company paid the Investment Banker a total of $52,639 for its services.

Charles Morgan Securities, Inc.

In connection with entering the Placement Agreement with CMS regarding the sale of the Convertible Notes (see Note 5), the Company and CMS entered into an Investment Advisory Agreement pursuant to which CMS has agreed to provide certain advisory services in exchange for (i) the payment of a $30,000 engagement fee, (ii) an agreement to pay $240,000 over 24 months, and (iii) the issuance to CMS of 13,250,000 shares of the Company’s Common Stock.

The fees of $270,000 ($240,000 plus $30,000) are being amortized on a straight line basis over the 24-month term of the Investment Advisory Agreement.  The 13,250,000 shares received by CMS are valued at $0.05 per share based upon the exercise prices of various warrant awards.  This results in a value of $662,500, which is recognized as an issuance of common stock and additional capital of which the total amount is also being amortized into expense over the 24-month period of the Investment Advisory Agreement.  The unamortized amount is shown as unearned compensation expense as a further increase to stockholders’ deficit.

Also in connection with entering the Placement Agreement with CMS, the Company and CMS entered into an Investment Banking Agreement providing for the sale of the Convertible Notes and contemplating a future placement of the Company’s securities by CMS.

NOTE 13.

SUBSEQUENT EVENTS:

Series B Convertible Redeemable Preferred Stock

On February 12, 2008, the Company entered into a placement agreement (“Placement Agreement”) with CMS to sell up to $3 million of the Company’s Series B Convertible Redeemable Preferred Stock (“Series B Preferred”). Pursuant to the Placement Agreement, CMS would sell a maximum of 150,000 shares of Series B Preferred Stock, par value $.001 per share.  The Series B Preferred have a liquidation preference of $20.00 per share and if all of the shares in the offering are sold, holders of all of the shares of the Series B Preferred (including those issued to CMS) would receive, upon conversion, common stock equal to 25% of the number of shares of the Company’s common stock that would be outstanding as of the date of conversion if all of our outstanding convertible securities were converted and all of the Company’s outstanding warrants were exercised.

The Company can redeem the Series B Preferred Shares upon not less than 15 days written notice to the holder at a price of $.001 per share: (i) at any time after the Company’s annual revenue is not less than $20 million, (ii) upon closing of a financing, or multiple financings, from unrelated investors totaling not less than $8,000,000, or (iii) at any time after the second anniversary of their date of issuance.

As of March 28, 2008, CMS has sold 56,250 shares of the Series B Preferred ($1,125,000).

In connection with the sale of the Series B Preferred, CMS received (i) a placement fee equal to 10% of the aggregate proceeds ($112,500 at March 28, 2008); (ii) a non-accountable expense allowance equal to 3% of the aggregate proceeds ($33,750 at March 28, 2008), and  shares of the Series B Preferred.

Conversions of the 12% Convertible Note.

As of December 31, 2007, the Company had outstanding $590,000 of its Convertible Notes (See Note 5).  On January 10, 2008, lenders representing $115,000 converted their debt to equity.  The Company issued 2,300,000 common shares from Treasury in satisfaction of the debt.  In addition, 123,998 common shares valued at $0.1125 were issued for payment of accrued interest totaling $13,950.