Form 10-Q
period 2008-03-31
Enlightened Gourmet, Inc.
filed 2008-05-20
CIK 1342882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2008

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

Issuer’s Telephone Number: 203-230-9930

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒          No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See definitions of “large accelerated filer,” “accelerated filed,” and “smaller" reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐

  Accelerated filer  ☐

Non-accelerated filer   ☐ (Do not check if a smaller reporting company)    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 16, 2008, 169,594,837 shares of the issuer's Common Stock were issued and 155,450,126 were outstanding.

THE ENLIGHTENED GOURMET, INC.

ITEM 1.  FINANCIAL STATEMENT

THE ENLIGHTENED GOURMET, INC.

BALANCE SHEET

March 31, 2008

ASSETS

CURRENT ASSETS:
Cash and cash equivalents		$14,590
Accounts receivable	$395,712
Less allowance for discounts	320,000	75,712
Inventory
Finished goods	162,941
Raw materials	194,262	357,203
Prepaid expenses		63,750
TOTAL CURRENT ASSETS		511,255

DEFERRED FINANCING COSTS		95,903

INTANGIBLE ASSETS		250,000

TOTAL ASSETS		$857,158

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Convertible debenture		$475,000
Accounts payable		478,660
Accrued expenses		368,606
Notes payable
Stockholders	$449,000
Other	1,134,247	1,583,247
TOTAL CURRENT LIABILITIES		2,905,513

STOCKHOLDERS’ DEFICIT:
Preferred stock, series B, $0.001 par value; 250,000 shares
authorized 93,750 shares issued and outstanding		94
Additional paid in capital on preferred stock		978,655
Common stock, par value $0.001, 350,000,000 shares authorized,
169,594,837 shares issued and 155,450,126 shares outstanding		169,594
Additional Paid in Capital		5,968,812
Accumulated Deficit		(8,460,315)
		(1,343,160)
Less: Treasury stock		(14,144)
Deferred financing costs		(220,321)
Unearned compensation		(470,730)
TOTAL STOCKHOLDERS’ DEFICIT		(2,048,355)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$857,158

The accompanying notes are an integral part of these financial statements.

THE ENLIGHTENED GOURMET, INC.

STATEMENTS OF OPERATIONS

For the Three Months ended March 31, 2008 and 2007

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007
REVENUE:
Sales of products	$190,893	$485,147
Less discounts and slotting fees	(15,382)	(351,063)
NET REVENUE	175,511	134,084

COST OF SALES	102,840	278,444

GROSS MARGIN	72,671	(144,360)

EXPENSES:
Selling, general & administrative	424,058	370,908
Interest	337,278	103,970
	761,336	474,878

LOSS BEFORE TAXES	(688,665)	(619,238)

INCOME TAX EXPENSE	-	-

NET LOSS	$(688,665)	$(619,238)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)

Weighted average number of
shares of common of stock outstanding	169,581,073	90,478,583

The accompanying notes are an integral part of these financial statements.

THE ENLIGHTENED GOURMET, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

					Additional		Deferred			Total
	Common Stock		Preferred Stock		Paid – In	Unearned	Offering	Accumulated	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Expense	Deficit	Stock	Equity

Balance at December 31, 2007	169,430,536	$169,430	-	-	$5,795,290	$(646,042)	$(292,951)	$(7,771,650)	$(16,444)	$(2,762,367)

Issuance of common stock
from treasury as payment for
convertible debenture
obligation	-	-	-	-	112,700	-	-	-	2,300	115,000

Issuance of common stock
as payment for accrued
interest on convertible debt	164,301	164	-	-	18,317	-	-	-	-	18,481

Issuance of preferred stock	-	-	56,250	56	1,124,943	-	-	-	-	1,124,999

Placement fees & expenses for
issuance of preferred stock	-	-	-	-	(896,250)	-	-	-	-	(896,250)

Issuance of preferred stock
as payment for brokerage
commission	-	-	37,500	38	749,962	-	-	-	-	750,000

Amortization of unearned
compensation	-	-	-	-	-	175,312	-	-	-	175,312

Amortization of deferred
financing cost	-	-	-	-	-	-	72,630	-	-	72,630

Compensation expense for
stock option plan	-	-	-	-	42,505	-	-	-	-	42,505

Net loss	-	-	-	-	-	-	-	(688,665)	-	(688,665)

Balance at March 31, 2008	169,594,837	$169,594	93,750	$94	$6,947,467	$(470,730)	$(220,321)	$(8,460,315)	$(14,144)	$(2,048,355)

The accompanying notes are an integral part of these financial statements.

THE ENLIGHTENED GOURMET, INC.

STATEMENTS OF CASH FLOWS

For the Three Months ended March 31, 2008 and 2007

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007
CASH FLOWS FROM
OPERATING ACTIVITIES:
Net Loss	$(688,665)	$(619,238)
Adjustments to reconcile net loss to net cash
used in operating activities:
Non-cash stock based expense	115,135	127,583
Amortization of deferred financing costs	89,512	24,532
Amortization of debt discount	80,333	1,131
Increase in sales allowances taken	-	(76,231)
Amortization of stock-based
management fee expense	175,312	-
Changes in Current Assets and Liabilities:
Accounts Receivable	(70,034)	22,433
Inventory	(68,954)	(28,831)
Prepaid Expenses	26,750	(30,000)
Accounts Payable	119,268	(73,034)
Accrued Expenses	443	75,569
NET CASH USED IN
OPERATING ACTIVITIES	(220,900)	(576,086)

CASH FLOWS FROM
FINANCING ACTIVITIES:
Deferred financing costs – long term	-	(112,500)
Proceeds from sale of Preferred stock	229,250	-
Proceeds from Convertible Debenture	-	100,000
Proceeds from Note	-	750,000
Payment on Notes	-	(100,000)
NET CASH PROVIDED BY
FINANCING ACTIVITIES	229,250	637,500

NET INCREASE IN CASH	8,350	61,414
CASH, BEGINNING	6,240	20,999
CASH, ENDING	$14,590	$82,413

Non-cash financing activities:
Issuance of stock for payment of debts	$765,000	$-
Issuance of stock for placement fees	$750,000	$-
Interest paid	$18,482	$13,050

The accompanying notes are an integral part of these financial statements.

THE ENLIGHTENED GOURMET, INC.

NOTES TO FINANCIAL STATEMENTS

For the Three Months ended March 31, 2008 and 2007

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

The Company seeks to establish itself as a leading marketer and manufacturer of fat-free foods.  Initially, the Company’s products were authorized in approximately 20 supermarket chains having approximately 1,500 supermarkets.  As of March 31, 2008, this number increased to 23 supermarket chains having approximately 1,625 stores.  This total does not include any convenience stores, smaller grocery stores or independent distributors for which we have also received authorizations.  The Company’s major activities consist of producing and selling product and expanding its existing sales base; therefore management has determined that it is no longer a development stage entity.

Going Concern and Management’s Plan:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  However, the Company is presently still dependent upon additional capital in the form of either debt or equity to continue its operations and is in the process of continuing to raise such additional capital through private placements of securities.  This additional capital is necessary, because the Company’s working capital is presently insufficient to pay for the necessary ingredients and packaging, as well as production costs to manufacture the Company’s present and expected orders.  Compounding this problem, the Company presently does not have any sources of credit that it can access on a ready basis.  In addition to needing additional capital to maintain it operations, the Company also needs to raise capital to pay for the various shareholder notes that are currently in default.  (See Note 4)

As shown in the accompanying financial statements, the Company incurred a net loss of $688,665 during the three months ended March 31, 2008.  Additionally, as of that date, the Company’s current liabilities exceeded its current assets.  Those factors, and those described above, create an uncertainty about the Company’s ability to continue as a going concern.  Management is developing a plan to (i) continue to contain overhead costs, (ii) increase sales (iii) significantly increase gross profits as significant slotting fees incurred during 2006 and 2007 will not be required for those supermarket chains in 2008 and (iv) raise outside debt or equity.  These steps, if successful, together with the monies raised throughout 2007 and early 2008 (see Note 6) provide management with a course of action they believe will allow the Company to deal with the current financial conditions and continue its operations.

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

Intangible Assets and Debt Issuance Costs:

Management assesses intangible assets for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable.  For other intangible assets, the impairment test consists of a comparison of the fair value of the intangible assets to their respective carrying amount.  The Company uses a discount rate equal to its average cost of funds to discount the expected future cash flows.  There were no intangible assets deemed impaired as of March 31, 2008.

Debt issuance costs are amortized over the life of the related debt or amendment.  Amortization expense for debt issuance costs for the three months ended March 31, 2008 and 2007 were $89,512 and $23,169, respectively, and is estimated to be approximately $184,262 in 2008 based upon the expected maturities.

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

Shipping and Handling Costs:

Shipping and handling costs are included in Selling, General and Administrative expense and are expensed as incurred.  For the three months ended March 31,2008 and 2007 shipping and handling costs totaled $48,396 and $33,191, respectively.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring the fair value of assets and liabilities, and expands disclosure requirements regarding the fair value measurement. SFAS 157 does not expand the use of fair value measurements. This statement, as issued, is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FASB Staff Position (FSP) FAS No. 157-2 was issued in February 2008 and deferred the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 2008. As such, the Company adopted SFAS 157 as of January 1, 2008 for financial assets and liabilities only. There was no significant effect on the Company’s financial statements. The Company does not believe that the adoption of SFAS 157 to non-financial assets and liabilities will significantly effect its financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Liabilities - including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which requires assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are limited to, accounts receivable, accounts payable, and issued debt. If elected, SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not elected to measure any additional assets or liabilities at fair value that are not already measured at fair value under existing standards.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”  (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquired and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008.  The Company will apply the provisions of SFAS 141 (R) to any acquisition after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Accounting for Non-controlling Interests.”  SFAS 160 clarifies the classification of non-controlling interests in consolidated balance sheets and reporting transactions between the reporting entity and holders of non-controlling interests. Under this statement, non-controlling interests are considered equity and reported as an element of consolidated equity. Further, net income encompasses all consolidated subsidiaries with disclosure of the attribution of net income between controlling and non-controlling interests. SFAS No. 160 is effective prospectively for fiscal years beginning after December 15, 2008.  Currently, there are no non-controlling interests in the Company.

NOTE 3.

IMPAIRMENT:

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

NOTE 4.

NOTES PAYABLE:

Stockholders

(a) A stockholder, on December 21, 2005, made cash advances to the Company of $245,000 (the “December 2005 Promissory Note”), which is $5,000 less than its face value of $250,000, resulting in a discount.  The December 2005 Promissory Note did not accrue interest and is prepayable by the Company without penalty at any time.  The borrowing was due and payable on April 1, 2006.  In consideration of making the December 2005 Promissory Note, the lender received 666,667 warrants exercisable at $0.15 per share.  Following a Black Scholes valuation model, the value of a warrant was $0.0463, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $31,000, which has been fully amortized.  This December 2005 Promissory Note was refinanced with the stockholder under identical terms and conditions and the new maturity date was July 1, 2006 (the “April Promissory Note”).  In consideration of making the April 2006 Promissory Note the lender received an additional 666,667 warrants exercisable at $0.15 per share.  Following a Black Scholes valuation model, the value of a warrant was $0.0437, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $29,133, which has been fully amortized.  The April Promissory Note is in default for failure to pay the principal when due at maturity.  Since July 1, 2006, the April Promissory Note has borne interest at the rate of 18% per annum. Accrued interest for this Promissory Note is $78,688 as of March 31, 2008.

(b) Another stockholder, on February 28, 2006, made cash advances to the Company of $94,000 (the “February 2006 Promissory Note”), which is $6,000 less than its face value of $100,000, resulting in a discount.  The February 2006 Promissory Note did not accrue interest.  The borrowing was due and payable on August 15, 2006.  In consideration of making the February 2006 Promissory Note, the lender received 266,667 warrants exercisable at $0.15 per share.  Following a Black Scholes valuation model, the value of a warrant was $0.0463, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $11,893, which has been fully amortized.  The February 2006 Promissory Note is in default for failure to pay the principal when due at maturity.  Since August 15, 2006, the February 2006 Promissory Note has borne interest at the rate of 18% per annum. Accrued interest for this Promissory Note is $29,305 as of March 31, 2008.

(c) Another stockholder, on March 10, 2006, made cash advances to the Company of $22,560 (the “March 2006 Promissory Note”), which is $1,440 less than its face value of $24,000, resulting in a discount.  The March Promissory Note did not accrue interest.  The borrowing was due and payable on August 15, 2006.  In consideration of making the March 2006 Promissory Note, the lender received 64,000 warrants exercisable at $0.15 per share.  Following a Black Scholes valuation model, the value of a warrant was $0.0436, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $2,854, which has been fully amortized.  The March 2006 Promissory Note is in default for failure to pay the principal when due at maturity.  Since August 15, 2006, the March 2006 Promissory Note has borne interest at the rate of 18% per annum. Accrued interest for this Promissory Note is $7,033 as of March 31, 2008.

(d) Another stockholder, on May 1, 2006, made cash advances to the Company of $23,875 (the “May 2006 Promissory Note”), which is $1,125 less than its face value of $25,000 resulting in a discount.  The May 2006 Promissory Note did not accrue interest.  The borrowing was due and payable on September 1, 2006.  In consideration of making the May 2006 Promissory Note, the lender received 83,333 warrants exercisable at $0.15 per share.  Following a Black Scholes valuation model, the value of a warrant was $0.0467, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $3,600, which has been fully amortized.  The May 2006 Promissory Note is in default for failure to pay the principal when due at maturity.  Since September 1, 2006, the May 2006 Promissory Note has borne interest at the rate of 18% per annum. Accrued interest for this Promissory Note is $7,117 as of March 31, 2008.

(e) Another stockholder, on April 27, 2006, made cash advances to the Company of $47,750 (the “April 2006 Promissory Note”), which is $2,250 less than its face value of $50,000 resulting in a discount.  The April 2006 Promissory Note did not accrue interest.  The borrowing was due and payable on July 31, 2006.  In consideration of making the April 2006 Promissory Note, the lender received 133,333 warrants exercisable at $0.15 per share.  Following a Black Scholes valuation model, the value of a warrant was $0.046, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $5,700, which has been fully amortized.  The face value of the April 2006 Promissory Note ($50,000) was refinanced with the same stockholder with a new maturity date of December 1, 2006 and a stated interest rate of twelve percent (12%) (the “July 2006 Promissory Note”).  In consideration of making the July 2006 Promissory Note, the lender received 266,667 warrants exercisable at $0.15 per share.  Following a Black Scholes valuation model, the value of a warrant was $0.047, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $12,534, of which $5,837 has been fully amortized.  The stockholder agreed to extend the terms of the July 2006 Promissory Note as of December 1, 2006, with a maturity date of April 1, 2007 (the “December 2006 Promissory Note”).  The stockholder received an additional 266,667 warrants exercisable at $0.05 per share.  Following the same Black Scholes valuation model as previously, the value of a warrant was $0.0155, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $4,133, of which approximately $1,001 was amortized through December 31, 2006.  The December 2006 Promissory Note is now in default for failure to pay the principal when due at maturity.  Since April 1, 2007, the December 2006 Promissory Note has bore interest at the rate of 18% per annum. Accrued interest for this Promissory Note is $9,000 as of March 31, 2008.

The following summarizes the stockholders notes as of March 31, 2008:

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

NOTE 5.

CONVERTIBLE DEBENTURES:

The Company sold, to a group of outside investors (“Note Purchasers”), 12% Convertible Notes (“Convertible Notes”).  The Convertible Notes were sold in private transactions arranged through Charles Morgan Securities, Inc. (“CMS”) pursuant to a Placement Agreement (the “Placement Agreement”) between the Company and CMS, which provides for the private placement by CMS of up to $1,500,000 aggregate principal amount of Convertible Notes.  As of January, 2007, $1,500,000 of Convertible Notes were issued and the proceeds received by the Company. The Convertible Notes issued are convertible into shares of the Company’s Common Stock at the rate of $.05 per share.  No beneficial imbedded conversion benefit was recognized due to the conversion price being equal to or greater than the fair value of the Common Stock.

The Convertible Notes are secured by a lien upon the Company’s accounts receivable and general intangibles and a pledge of 30,000,000 shares of the Company’s Common Stock, which shares of Common Stock have been issued as treasury stock, which does not affect the Company’s net stockholders’ deficit.

In connection with the sale of the Convertible Notes, CMS received (i) a placement fee equal to 10% of the aggregate proceeds ($150,000 at January 31, 2007); (ii) a non-accountable expense allowance equal to 3% of the aggregate proceeds ($45,000 at January 31, 2007), and a common Stock Purchase Warrant (the “Warrant”) to purchase shares equal to 10% of shares issuable upon conversion of the Convertible Notes (3,000,000 shares  at January 31, 2007).  The Warrant is exercisable at $.06 per share.  The Company recognized the amounts paid to CMS for its accountable and non-accountable expenses and legal costs totaling $197,000 as deferred financing costs.  These costs are being amortized as an expense using the interest method over the two-year term of the Convertible Notes.

During the last quarter of 2007 and the first quarter of 2008, lenders representing $1,025,000 converted their debt to equity.  The Company issued 20,500,000 common shares from Treasury in satisfaction of the debt.  In addition, 891,993 common shares valued at $0.1125 were issued for payment of accrued interest totaling $100,349.  As of March 31, 2008, $475,000 of the Convertible Notes remained outstanding.

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

Bridge Loan Financing:

During the period March 15, 2007 through November 21, 2007 the Company entered into eight promissory notes (collectively the “2007 Promissory Notes”) with a combined face value $1,975,000.  Each of the 2007 Promissory Notes are due one year from the date of its issuance and accrue interest at the annual rate of 12%.  The Company pledged all of its tangible and intangible assets as security for each of the 2007 Promissory Notes.  However, this security interest in the Company’s assets was subordinate to the security interest granted to the Convertible Notes described in this Note 5.  In consideration of making the 2007 Promissory Notes, the lenders received a total of 6.3 million shares of the Company’s common stock valued at $0.05 per share, which resulted in an additional debt discount and corresponding additional paid in capital of $315,000 which will be amortized over the life of the loan.  During the three months ended March 31, 2008, $750,000 plus accrued interest totaling $84,279 was repaid,

Face Value of Bridge Loans Outstanding	$1,225,000

Less:
Debt discount due to share issuance	90,753

Net Bridge Loans Outstanding	$1,134,247

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

NOTE 6

PREFERRED STOCK

On February 12, 2008, the Company entered into a placement agreement (“Placement Agreement”) with CMS to sell the Company’s Series B Convertible Redeemable Preferred Stock (“Series B Preferred”).  The Series B Preferred have a liquidation preference of $20.00 per share and if all of the shares in the offering are sold, holders of all of the shares of the Series B Preferred (including those issued to CMS) would receive, upon conversion, common stock equal to 25% of the number of shares of the Company’s common stock that would be outstanding as of the date of conversion if all of our outstanding convertible securities were converted and all of the Company’s outstanding warrants were exercised.

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

As of March 31, 2008, CMS has sold 56,250 shares of the Series B Preferred ($1,125,000).

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

A summary of the option awards under the Company’s Stock Option Plan as of March 31, 2008 is presented below:

		Weighted
		Average
		Stock
Stock Options	Shares	Price
Outstanding, January 1, 2005	-	-
Granted, 2005	3,250,000	$0.123
Granted, 2006 Granted, 2007	570,000 18,500,000	$0.15 $0.05
Exercised
Forfeited, 2006	(1,000,000)	$0.10

Outstanding at March 31, 2008	21,320,000	$0.0615

Options vested at March 31, 2008	3,112,000	$0.0839

At March 31, 2008, the average remaining term for outstanding stock options is 9.4 years

A summary of the status of non-vested shares under the Company’s Stock Option Plan, as of March 31, 2008 is presented below:

		Weighted
		Average
		Stock
Stock Options	Shares	Price
Non-vested, January 1, 2006 Non-vested, January 1, 2007	2,187,500 370,500	$0.123 $0.15
Non-vested, January 1, 2008	16,650,000	$0.05

Forfeited	(1,000,000)	$0.10

Non-vested, December 31, 2007	18,208,000	$0.0576

As of March 31, 2008 and 2007, there was a total of $743,456 and $284,708 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Stock Option Plan, respectively.  That cost is expected to be recognized over a weighted-average period of 9.4 years.  This disclosure is provided in the aggregate for all awards that vest based on service conditions.

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

At December 31, 2007, the Company has loss carry-forwards available to reduce future taxable income and tax thereon.  The carry-forwards will expire as outlined in the following table:

Federal Expiration			State Expiration
	Federal	State
2024	$63,816	$63,216	2009
2025	$1,026,016	$1,026,630	2010
2026	$2,145,548	$2,143,198	2011
2027	$3,051,203	$3,048,536	2012
TOTALS	$6,286,583	$6,281,580

NOTE 9.

RELIANCE ON OFFICERS:

The Company presently has only 2 full time employees; the president and a vice-president of account sales.  These two individuals are presently the only persons who have the experience to develop and sell the Company’s products.  If they were no longer able or willing to function in that capacity, the Company would be negatively affected.  The Company also retains a full time consultant to assist with the operations of the Company.

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

NOTE 11.

CONCENTRATION OF CREDIT RISK:

The Company has one major customer that accounted for approximately 36% of gross sales, another customer that accounted for 24% of gross sales and a third customer that accounted for 12% of gross sales during the first three months of 2008.  Additionally, net of slotting allowances, as of March 31, 2008, one customer accounted for 32% of accounts receivables, two customers each accounted for 26% of accounts receivable and one customer accounted for 16% of receivables.

NOTE 12.

FINANCIAL ADVISORY AGREEMENTS:

Charles Morgan Securities, Inc.

In connection with entering into the Placement Agreement with CMS regarding the sale of the Convertible Notes (see Note 5), the Company and CMS entered into an Investment Advisory Agreement pursuant to which CMS has agreed to provide certain advisory services in exchange for (i) the payment of a $30,000 engagement fee, (ii) an agreement to pay $240,000 over 24 months, and (iii) the issuance to CMS of 13,250,000 shares of the Company’s Common Stock.

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

In connection with the sale of the Series B Preferred, CMS received (i) a placement fee equal to 10% of the aggregate proceeds ($112,500 at March 31, 2008); (ii) a non-accountable expense allowance equal to 3% of the aggregate proceeds ($33,750 at March 31, 2008), and (iii) 37,500 shares of the Series B Preferred.

NOTE 13.

SUBSEQUENT EVENTS:

On April 4, 2008, April 25, 2008, and May 6, 2008 the Company sold 16,000 shares ($320,000), 12,500 shares ($250,000), and 1,500 shares ($30,000) respectively of its Series B Preferred Stock (See Note 6).  The Company repaid $325,000 of its 2007 Promissory Notes (See Note 5) including $33,699 of accrued interest thereon.  The balance of the proceeds was used by the Company for working capital.

In connection with these subsequent sales of the Series B Preferred, CMS received (i) a placement fee equal to 10% of the aggregate proceeds ($60,000); (ii) a non-accountable expense allowance equal to 3% of the aggregate proceeds ($18,000), and (iii) 20,000 shares of the Series B Preferred.

On May 15, 2008 lenders representing $150,000 Convertible Notes converted their debt to equity.  (See Note 5).  The Company issued 3,000,000 common shares from Treasury in satisfaction of the debt.  In addition, 394,764 common shares valued at $0.0675 were issued for payment of accrued interest totaling $394,764.  As of May 16, 2008, $325,000 of the Convertible Notes remained outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance.  You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words.  Those statements include statements regarding the intent, belief or current expectations of us and members of its management team as well as the assumptions on which such statements are based.  Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission.  Important factors currently known to Management could cause actual results to differ materially from those in forward-looking statements.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time.  We believe that its assumptions are based upon reasonable data derived from and known about our business and operations and the business and operations of the Company.  No assurances are made that actual results of operations or the results of our future activities will not differ materially from its assumptions.  Factors that could cause differences include, but are not limited to, expected market demand for the Company’s services, fluctuations in pricing for materials, and competition.

Business Overview

The Company presently has its products for sale in approximately 1,625 stores.  Stores that have been selling the Company’s products for at least one year reported greater sales in the first quarter of 2008, compared to the first quarter of 2007.  The Company is still feeling the effects of the production issues and lack of working capital that plagued the Company in the summer of 2007.  Sales in the first quarter of 2008 were less than the sales in the 1st quarter of 2007 primarily because the number of authorized stores in the first quarter of 2008 was less than the number of authorized stores in the first quarter of 2007.  The Company, due to the aforementioned issues, was unable to maintain the level of authorizations it had obtained in early 2007, because it was unable to deliver its products to meet demand on a timely basis.  However, while it lost authorizations in certain stores, it also received new authorizations in 2008, resulting in net authorizations for sales in approximately 1,625 retail stores.  The Company is very encouraged by the increases in same store sales over the last 12 months, as this is indicative of how well the Company’s products are being received.

The Company has improved its debt to equity ratio by paying down $750,000 of its 2007 Promissory Notes by raising additional capital from the sale of the Company’s Series B Preferred Stock.  Additionally, since late 2007, lenders representing a total of $1.025 million of the company’s 2006 Convertible Notes converted their loans to equity.  The combination of these two events resulted in the reduction of $1.775 million of debt, plus related accrued interest.

Background

Our recipe and process replaces fat, cream and butter in sweet and savory food applications, but at the same time maintains the texture (mouth feel) and flavor-carrying capabilities of fat.  The resulting product has significantly fewer calories than a similar fatted product with added sugar, all while maintaining the food's normal taste and texture.  Studies have shown that fat and added sugar are linked to obesity, diabetes and other diseases.

We try to offer more “indulgent” flavors than those offered by our competitors.  For example no other ice cream bars in the “Good for You” category are fat free, have no added sugar and offer coatings, or variegates, like a ripple of chocolate or strawberry syrup.  More importantly, our goal is not to reduce the serving size of our products in order to lower the number of calories per serving like some other companies.  Rather, our goal is to offer health conscious consumers an alternative ice cream novelty that has both the taste and texture of a full fatted ice cream, and in a serving size that is satisfying.  Since we lack the name recognition of other more well-known brands, we believe that getting customers to try our products for the first time is an important element to our long-term success, and that the best way to accomplish this goal is to make our products both look and taste more appetizing than the products of our competition.  In addition to offering more indulgent flavors than offered by the competition, we also intend to add and subtract flavors based upon changes in market demand, and to add new products, when and if appropriate.  Unlike other companies involved in the “Good for You” grocery category, the Company will only offer for sale products that are free of fat, have no added sugar, and are free of lactose.

Based upon our research, we believe no other ice cream novelty product presently on the market can claim to be free of fat, cholesterol, lactose and added sugar.  We believe that our proprietary recipe and process provides for an ice cream that while fat-free, delivers the rich taste and creamy texture normally found only in full fatted ice creams.  Additionally, we believe that these characteristics are a result of our proprietary mix and the quality and nature of the ingredients we use in the mix.  While the Company has developed several types of ice cream novelties, it presently only offers its ice cream bars for sale.

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

Revenue

Total sales for the first quarter of 2008 were $190,893, compared to $485,147 in the first quarter of 2007.  During the first quarter of 2007, the Company sold its products to approximately 3,000 stores, including over 1,300 new stores from whom the Company had recently received authorizations.  Because of the production issues and lack of working capital experienced during the summer of 2007, the Company’s products were discontinued from many of these new stores, as well as some stores it sold product to in 2006.  Net of these losses, and including the new authorizations it received in early 2008, the Company is presently selling its products to about 1,625 stores, or about 1,375 fewer stores in 2008 compared to 2007.  However, stores that have been selling the Company’s products for at least one year reported greater sales in the 1st quarter of 2008, compared to the 1st quarter of 2007.  Management believes that this fact is very important, because it demonstrates that the drop in 1st quarter revenue was not due to consumers not purchasing our products, but rather by the decrease in the number of authorized stores due to our inability to supply these stores on a regular and timely basis.

Slotting, Discounts & Other Credits

The Company paid $15,382 in slotting, discounts & other credits in the quarter ending March 31st compared to $351,063 in the comparable quarter of 2007.  Of the amount paid in the 1st quarter of 2007, almost $250,000 was slotting fees for new stores.  The main reason for the dramatic decline in these expenses in 2008 is the Company decided, in an effort to insure that it could fill all of the orders it would receive in 2008, not to take on any substantial new business in 2008, but rather to focus and solidify existing business.  Accordingly, the Company’s net revenue in 2008 of $175,511 was greater than 2007, even though its gross sales were considerably less compared to 2007.

Cost of Goods Sold

The Company’s cost of Goods Sold was $102,840, or 54% of gross sales, compared to $278,444, or 57% of gross sales in the first quarter of 2007.  This improvement was a result of greater production yields from our existing co-packer, as well as the addition of a new co-packer whose cost to produce the Company’s products is less than the co-packer who manufactured the Company’s products exclusively in 2006 and 2007.  This new co-packer will be producing the Company’s Orange & Vanilla Cream bar, and its Peach Melba bar, which together accounted for about 51% of all sales in 2007, and approximately 41% of sales in the first quarter of 2008.  Therefore, based on previous sales, the average cost to manufacture the Company’s product should decline, considering the difference in cost between the two co-packers and the product mix of our sales.

Selling General & Administrative Costs

The Company incurred Selling, General & Administrative costs of $424,058 in the current quarter compared to $370,908 last year; an increase of $53,600.  The majority of this increase was attributable to an increase in management fees paid to Calip Dairies in accordance with a December, 2007 consulting agreement..  The agreement provided for  Calip to be paid 4.2 million shares of restricted common stock, valued at $210,000 ($0.05 per share) and $100,000 in cash.  The cash was paid in the fourth quarter of 2007, and was treated as a prepaid expense at December 31, 2007.  The stock was also issued to Calip in the fourth quarter and recorded as unearned compensation at December 31, 2007.  The Company amortizes the value of the contract on a straight line basis over the 12 month term of the contract.  Accordingly, the Company amortized (expensed) $25,000 of the prepaid expense and amortized $52,500 of the unearned compensation during the first quarter of 2008.  Additionally, the Company amortized $122,812 of unearned compensation related to a financial advisory agreement the Company entered into with Charles Morgan Securities (“CMS”) in the November of 2006 that was subsequently amended in January of 2008.  The Company also pays CMS $10,000 per month for advisory services.  The Company incurred $17,688 in legal expenses, $15,043 in accounting expenses and paid $15,000 to a consultant who assists the Company in operating its business.

In addition to the professional fess detailed above, the Company also incurred Sales and Distribution expenses of $48,396 of which $44,154 was related to freight and distribution costs.  The increase in the cost of fuel has adversely affected the Company’s distribution expense.  However, about 25% of the Company’s sales during the first quarter were sales made by the Company’s direct store distributor.  This distributor picks up their orders directly from the Company’s leased distribution warehouse.  Accordingly, the recent increases in fuel costs have had less of an effect on the Company’s gross margin from these sales.

The Company incurred $50,573 in costs attributable to salaries and benefits. The balance of the Company’s SG&A was incurred in general operating expenses including advertising, marketing, travel and entertainment.

Interest Costs

The Company incurred significant interest charges of $337,278 during the quarter compared to $103,970 in the comparable period in 2007; an increase of 224%.  The majority of this interest expense, $302,823, is related to the $1.975 million in 2007 Promissory Notes issued by the Company in 2007.  Of the $337,278 incurred during the  quarter $242,975 represents the accretion of debt discount related to restricted shares of common stock issued to lenders, as well as fees paid to the placement agent, including shares of restricted common stock, and the balance, $94,303, is accrued interest on the various borrowings.  With the exception of the $449,000 of unsecured stockholder notes in default that accrue interest at the Default Rate of 18%, all of the other term debt accrues interest at 12% per annum.  The amount of accrued interest attributable to the defaulted loans during the quarter is $20,205.

Net Loss

The Company incurred a net loss of $688,665 for the 3 months ended March 31, 2008, compared to a net loss of $619,238 for the comparable quarter in 2007.

Liquidity and capital Resources

During the quarter the Company’s total assets increased $31,076 from $826,082 at December 31, 2007 to $857,158 at March 31, 2008, and the Company’s current assets increased $120,588 from $390,667 at December 31, 2007 to $511,255 at March 31, 2008.  A considerable portion of the increase in current assets came from an increase of $68,954 in the Company’s inventory; both finished goods and raw materials.  The Company increased its inventories to insure that it had adequate raw materials and finished goods to meet projected orders.   Also there was an increase of $70,034 in accounts receivable, net of slotting and discounts.  The remaining change included an increase in cash of $8,350 and a decrease in prepaid assets of $26,750.

The amount of deferred financing costs decreased by $89,512 from $185,415 at year end to $95,903 at March 31, 2008 as the Company continued to amortize the placement fees and expenses related to the 2006 Convertible Notes, as well as the 2007 Promissory Notes.  Some of theses fees and expenses were accelerated due to either the conversion of Convertible Notes or the prepayment of the Promissory Notes prior to their maturity.

At March 31, 2008, we had negative working capital of approximately $2,394,258, which consisted of current assets of approximately $511,255 and current liabilities of $2,905,513.  Our current assets consisted of $14,590 cash, $75,712 in trade accounts receivables net of slotting fees, discounts and allowances, $357,203 in inventory including both finished goods, $162,941, and raw materials, $194,262, and prepaid assets of $63,750.  Our current liabilities included convertible debt due this year totaling $475,000, accounts payable of $478,660, up $119,268 from $359,392 at December 31, 2007, accrued expenses of $368,606 down $18,039 from $386,645 at December 31, 2007 and various promissory notes payable within one year of $1,583,247.  Of this amount, $449,000 has been and continues to be in default.  The note holders of the defaulted notes have demanded repayment.

Operating activities used approximately $220,900 in cash for the three months ended March 31, 2008.  The primary sources of cash from operating activities total approximately $606,753, comprised of $460,292 in net non-cash charges, an increase of $119,268 in accounts payable, and $26,750 in the amortization of prepaid expenses.  The primary uses of cash from operating activities total approximately $138,988, and comprised of a $70,034 increase in accounts receivables, and a $68,954 increase in inventory.

Our financing activities raised $1,125,000 from sales of the Series B Preferred.  Approximately $840,000 was used to pay down 2007 Promissory Notes and related accrued interest.  Since the end of the quarter, the Company has sold an additional $600,000 of the Series B Preferred, and repaid an additional $325,000 in 2007 Promissory Notes and $33,699 in accrued interest thereon.

Other than the typical 30-day grace period for paying vendors, the Company presently has no bank credit lines that it may rely on to fund working capital.  However, many of the Company’s vendors have been willing to lengthen payment terms and generally accommodate the Company’s needs, based upon the fact that Company has previously paid their invoices; albeit not in a timely manner.  In many cases vendors work with the Company, because they view it in their best interest to work with the Company during this period of limited working capital.  However, not all vendors have been willing to extend such credit terms, and many vendors have required sizeable up-front deposits, or full payment in advance.

Our capital requirements depend on numerous factors, including the demand for our product, the resources we devote to developing, marketing, selling and supporting our business, the timing and extent of entering new markets and other factors.

Based upon our current working capital position, current operating plans and expected business conditions, management believes that the Company needs additional debt and/or equity financing to finance operations in 2008. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our possible inability to continue as a going concern.

Significant additional capital resources are required from sources including equity and/or debt financings, license arrangements, grants and/or collaborative research arrangements in order to develop products. Thereafter, additional working capital will need to be raised.

Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments. The trading price of our common stock and a downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T.  CONTROLS AND PROCEDURES.

As of March 31, 2008, the Company’s management carried out an evaluation, with the participation of the Company's Chief Executive Officer (principal executive officer) and Chief Accounting Officer (principal financial officer), of the effectiveness of the Company's disclosure controls and procedures and the Company’s internal control over financial reporting.  Management concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report were effective in timely alerting it to material information required to be included in the Company's periodic Securities and Exchange Commission filings and were also effective to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.  There was no change in the Company's internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company is not a party to any legal proceedings.

ITEM 1A. RISK FACTORS

Not Applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

The Company continues to be in default with respect to $449,000 aggregate principal amount of unsecured promissory notes (the “Promissory Notes”) payable to various stockholders of the Company (each a “Lender”).  The interest rate on such Promissory Notes has increased to the Default Rate of 18% per annum from the stated rate of 12% per annum.

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

May 20, 2008

By:  /s/ ALEXANDER L. BOZZI, III

Alexander L. Bozzi, III, President

(Principal Executive Officer and Principal Financial and

Accounting Officer)

24