Form 10-Q
period 2008-06-30
Enlightened Gourmet, Inc.
filed 2008-08-20
CIK 1342882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2008

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

Issuer’s Telephone Number: 203-230-9930

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of August 18, 2008, 170,055,720 shares of the issuer's Common Stock were issued and 160,094,837 were outstanding

THE ENLIGHTENED GOURMET, INC.

2

ITEM 1.  FINANCIAL STATEMENT

THE ENLIGHTENED GOURMET, INC.

BALANCE SHEETS

ASSETS	(Unaudited)
	June 30,	December 31,
	2008	2007
CURRENT ASSETS:
Cash and cash equivalents	$122	$6,240

Accounts receivable	324,350	325,678
Less slotting fees	275,000	320,000
	49,350	5,678
Inventory
Finished goods	47,125	86,309
Raw materials	178,140	201,940
	225,265	288,249
Prepaid expenses	50,000	90,500
TOTAL CURRENT ASSETS	324,737	390,667

DEFERRED FINANCING COSTS	55,026	185,415
INTANGIBLE ASSETS	250,000	250,000

TOTAL ASSETS	$629,763	$826,082

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Convertible debenture	$300,000	$590,000
Accounts payable	396,171	359,392
Accrued expenses	399,379	386,645

Notes payable
Stockholders	449,000	449,000
Other	565,774	1,803,413
	1,014,774	2,252,413
TOTAL CURRENT LIABILITIES	2,110,324	3,588,450

STOCKHOLDERS’ DEFICIT:
Preferred stock, series B, $0.001 par value; 250,000 shares authorized
183,333 shares issued and outstanding	183	-
Additional paid in capital on preferred stock	1,938,174	-
Common stock, par value $0.001, 350,000,000 shares authorized,
170,055,720 shares issued and 159,411,009 shares outstanding	170,055	169,430
Additional Paid in Capital	6,243,061	5,795,290
Accumulated Deficit	(9,378,283)	(7,771,650)
	(1,026,810)	(1,806,930)
Less: Treasury stock	(10,644)	(16,445)
Deferred financing costs	(147,690)	(292,951)
Unearned compensation	(295,417)	(646,042)
TOTAL STOCKHOLDERS’ DEFICIT	(1,480,561)	(2,762,368)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$629,763	$826,082

The accompanying notes are an integral part of these financial statements.

3

THE ENLIGHTENED GOURMET, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
REVENUE:
Sales of Products	$209,656	$365,908	$400,549	$851,055
Less Discounts and Slotting Fees	(217,301)	(213,759)	(232,683)	(564,822)
NET REVENUE	(7,645)	152,149	167,866	286,233

COST OF SALES	210,659	305,722	313,499	584,166

GROSS MARGIN	(218,303)	(153,573)	(145,633)	(297,933)

EXPENSES:
Selling, General & Administrative	471,574	278,082	895,631	648,991
Interest	228,091	250,738	565,369	354,708
	699,665	528,820	1,461,000	1,003,699

(LOSS) BEFORE TAXES	(917,968)	(682,393)	(1,606,633)	(1,301,632)

INCOME TAX EXPENSE	-	-	-	-

NET INCOME (LOSS)	$(917,968)	$(682,393)	$(1,606,633)	$(1,301,632)

BASIC/DILUTED LOSS
PER SHARE	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Number of
Common Shares of Stock Outstanding	169,827,811	95,892,742	169,704,442	94,539,203

The accompanying notes are an integral part of these financial statements.

4

THE ENLIGHTENED GOURMET, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

					Additional		Deferred			Total
	Common Stock		Preferred Stock		Paid – In	Unearned	Offering	Accumulated	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Expense	Deficit	Stock	Equity

Balance at December 31, 2007	169,430,536	$169,430	-	-	$5,795,290	$(646,042)	$(292,951)	$(7,771,650)	$(16,444)	$ (2,762,368)

Issuance of common stock from treasury as payment for convertible debenture obligation	-	-	-	-	284,200	-	-	-	5,800	290,000

Issuance of common stock as payment for accrued interest on convertible debt	625,184	625	-	-	48,965	-	-	-	-	49,590

Issuance of preferred stock	-	-	172,083	172	3,441,489	-	-	-	-	3,441,661

Placement fees & expenses for issuance of preferred stock	-	-	-	-	(1,728,304)	-	-	-	-	(1,728,304)

Issuance of preferred stock as payment of note payable	-	-	11,250	11	224,989	-	-	-	-	225,000

Issuance of 750,000 warrants pursuant to a note payable at a value of $0.0381 per warrant	-	-	-	-	28,575	-	-	-	-	28,575

Amortization of unearned compensation	-	-	-	-	-	350,625	-	-	-	350,625

Amortization of deferred financing cost	-	-	-	-	-	-	145,261	-	-	145,261

Compensation expense for stock option plan	-	-	-	-	86,031	-	-	-	-	86,031

Net loss	-	-	-	-	-	-	-	(1,606,633)	-	(1,606,633)

Balance at June 30, 2008	170,055,720	$170,055	183,333	$183	$8,181,235	$(295,417)	$(147,690)	$(9,378,283)	$(10,644)	$(1,480,561)

The accompanying notes are an integral part of these financial statements.

THE ENLIGHTENED GOURMET, INC.

STATEMENTS OF CASH FLOWS

For the Six Months ended June 30, 2008 and 2007

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2008	2007
CASH FLOWS FROM
OPERATING ACTVIVITIES:
Net Loss	$(1,606,633)	$(1,301,632)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock based compensation	86,031	192,284
Amortization of deferred financing costs	275,650	109,604
Amortization of debt discount	140,936	42,799
Increase in sales allowances taken	(45,000)	(34,850)
Amortization of stock-based
management fee expense	350,625	-
Issuance of warrants	28,575	-
Changes in Current Assets and Liabilities:
Accounts Receivable	1,328	47,533
Inventory	62,984	(103,614)
Prepaid Expenses	40,500	27,500
Cash overdraft	-	77,746
Accounts Payable	36,779	(10,456)
Accrued Expenses	12,735	185,817
NET CASH USED IN
OPERATING ACTIVITIES	(615,490)	(767,249)

CASH FLOWS FROM
FINANCING ACTIVITIES:
Proceeds from Notes & Loans	50,000	875,000
Proceeds from sale of Preferred stock	3,716,250	-
Debt financing costs	(1,756,878)	(128,750)
Proceeds from Convertible Debenture	-	100,000
Payment on Notes & Loans	(1,400,000)	(100,000)
NET CASH PROVIDED BY
FINANCING ACTIVITES	609,372	746,250

NET DECREASE IN CASH	(6,118)	(20,999)
CASH, BEGINNING	6,240	20,999
CASH, ENDING	$122	$-

Non-cash financing activities:
Issuance of stock for payment of debts	$515,000	$-
Issuance of stock for placement fees	$1,466,660	$-
Interest paid	$49,593	$-

The accompanying notes are an integral part of these financial statements.

THE ENLIGHTENED GOURMET, INC.

NOTES TO FINANCIAL STATEMENTS

For the Six Months ended June 30, 2008 and 2007

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

The Company seeks to establish itself as a leading marketer and manufacturer of fat-free foods.  Initially, the Company’s products were authorized in approximately 20 supermarket chains having approximately 1,500 supermarkets.  As of June 30, 2008, this number increased to 23 supermarket chains having approximately 1,625 stores.  This total does not include any convenience stores, smaller grocery stores or independent distributors for which we have also received authorizations.  The Company’s major activities consist of producing and selling product and expanding its existing sales base; therefore management has determined that it is no longer a development stage entity.

Going Concern and Management’s Plan:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  However, the Company is presently still dependent upon additional capital in the form of either debt or equity to continue its operations and is in the process of continuing to raise such additional capital through private placements of securities.  This additional capital is necessary, because the Company’s working capital is presently insufficient to pay for the necessary ingredients and packaging, as well as production costs to manufacture the Company’s present and expected orders.  Compounding this problem, the Company presently does not have any sources of credit that it can access on a ready basis.  In addition to needing additional capital to maintain it operations, the Company also needs to raise capital to pay for the various shareholder notes that are currently in default.  (See Note 4)

As shown in the accompanying financial statements, the Company incurred a net loss of $1,606,633 during the six months ended June 30, 2008.  Additionally, as of that date, the Company’s current liabilities exceeded its current assets.  Those factors, and those described above, create an uncertainty about the Company’s ability to continue as a going concern.  Management is developing a plan to (i) continue to contain overhead costs, (ii) increase sales (iii) significantly increase gross profits as significant slotting fees incurred during 2006 and 2007 will not be required for those supermarket chains in 2008 and (iv) raise outside debt or equity.  These steps, if successful, together with the monies raised throughout 2007 and early 2008 (see Note 6) provide management with a course of action they believe will allow the Company to deal with the current financial conditions and continue its operations.

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

Intangible Assets and Debt Issuance Costs:

Management assesses intangible assets for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable.  For other intangible assets, the impairment test consists of a comparison of the fair value of the intangible assets to their respective carrying amount.  The Company uses a discount rate equal to its average cost of funds to discount the expected future cash flows.  There were no intangible assets deemed impaired as of June 30, 2008.

Debt issuance costs are amortized over the life of the related debt or amendment.  Amortization expense for debt issuance costs for the six months ended June 30, 2008 and 2007 were $275,650 and $109,604, respectively, and is estimated to be approximately $471,061 in 2008 based upon the expected maturities.

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

Shipping and Handling Costs:

Shipping and handling costs are included in Selling, General and Administrative expense and are expensed as incurred.  For the six months ended June 30, 2008 and 2007 shipping and handling costs totaled $86,555 and $55,579, respectively.

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

The Company will recognize accrued interest and penalties related to uncertain tax positions in income tax expense.  As of June 30, 2008, the Company did not have any tax-related interest or penalties.  The Company files income tax returns in the U.S. Federal and various state jurisdictions.  The Company is not currently under examination by The Internal Revenue Service (IRS) of any other state jurisdictions.  The tax years 2004-2007 remain subject to examination.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring the fair value of assets and liabilities, and expands disclosure requirements regarding the fair value measurement. SFAS 157 does not expand the use of fair value measurements. This statement, as issued, is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FASB Staff Position (FSP) FAS No. 157-2 was issued in February 2008 and deferred the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 2008. As such, the Company adopted SFAS 157 as of January 1, 2008 for financial assets and liabilities only. There was no significant affect on the Company’s financial statements. The Company does not believe that the adoption of SFAS 157 to non-financial assets and liabilities will significantly affect its financial statements.

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

NOTE 3.

IMPAIRMENT:

The impairment of intangible assets with respect to the non patented technology was assessed in accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).  The impairment test required management to estimate the fair value of the intangible asset.  Management estimated fair value using a discounted cash flow model.  Under this model, management utilized estimated revenue and cash flow forecasts, as well as assumptions of terminal value, together with an applicable discount rate, to determine fair value.  Management then compared the carrying value of the intangible asset to its fair value.  Since the fair value is greater than its carrying value, no impairment charge was recorded.

NOTE 4.

NOTES PAYABLE:

Stockholders

(a) A stockholder, on December 21, 2005, made cash advances to the Company of $245,000 (the “December 2005 Promissory Note”), which is $5,000 less than its face value of $250,000, resulting in a discount.  The December 2005 Promissory Note did not accrue interest and is prepayable by the Company without penalty at any time.  The borrowing was due and payable on April 1, 2006.  In consideration of making the December 2005 Promissory Note, the lender received 666,667 warrants exercisable at $0.15 per share.  Following a Black Scholes valuation model, the value of a warrant was $0.0463, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $31,000, which has been fully amortized.  This December 2005 Promissory Note was refinanced with the stockholder under identical terms and conditions and the new maturity date was July 1, 2006 (the “April Promissory Note”).  In consideration of making the April 2006 Promissory Note the lender received an additional 666,667 warrants exercisable at $0.15 per share.  Following a Black Scholes valuation model, the value of a warrant was $0.0437, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $29,133, which has been fully amortized.  The April Promissory Note is in default for failure to pay the principal when due at maturity.  Since July 1, 2006, the April Promissory Note has borne interest at the rate of 18% per annum. Accrued interest for this Promissory Note is $89,938 as of June 30, 2008.

(b) Another stockholder, on February 28, 2006, made cash advances to the Company of $94,000 (the “February 2006 Promissory Note”), which is $6,000 less than its face value of $100,000, resulting in a discount.  The February 2006 Promissory Note did not accrue interest.  The borrowing was due and payable on August 15, 2006.  In consideration of making the February 2006 Promissory Note, the lender received 266,667 warrants exercisable at $0.15 per share.  Following a Black Scholes valuation model, the value of a warrant was $0.0463, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $11,893, which has been fully amortized.  The February 2006 Promissory Note is in default for failure to pay the principal when due at maturity.  Since August 15, 2006, the February 2006 Promissory Note has borne interest at the rate of 18% per annum. Accrued interest for this Promissory Note is $33,805 as of June 30, 2008.

(c) Another stockholder, on March 10, 2006, made cash advances to the Company of $22,560 (the “March 2006 Promissory Note”), which is $1,440 less than its face value of $24,000, resulting in a discount.  The March Promissory Note did not accrue interest.  The borrowing was due and payable on August 15, 2006.  In consideration of making the March 2006 Promissory Note, the lender received 64,000 warrants exercisable at $0.15 per share.  Following a Black Scholes valuation model, the value of a warrant was $0.0436, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $2,854, which has been fully amortized.  The March 2006 Promissory Note is in default for failure to pay the principal when due at maturity.  Since August 15, 2006, the March 2006 Promissory Note has borne interest at the rate of 18% per annum. Accrued interest for this Promissory Note is $8,113 as of June 30, 2008.

(d) Another stockholder, on May 1, 2006, made cash advances to the Company of $23,875 (the “May 2006 Promissory Note”), which is $1,125 less than its face value of $25,000 resulting in a discount.  The May 2006 Promissory Note did not accrue interest.  The borrowing was due and payable on September 1, 2006.  In consideration of making the May 2006 Promissory Note, the lender received 83,333 warrants exercisable at $0.15 per share.  Following a Black Scholes valuation model, the value of a warrant was $0.0467, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $3,600, which has been fully amortized.  The May 2006 Promissory Note is in default for failure to pay the principal when due at maturity.  Since September 1, 2006, the May 2006 Promissory Note has borne interest at the rate of 18% per annum. Accrued interest for this Promissory Note is $8,242 as of June 30, 2008.

(e) Another stockholder, on April 27, 2006, made cash advances to the Company of $47,750 (the “April 2006 Promissory Note”), which is $2,250 less than its face value of $50,000 resulting in a discount.  The April 2006 Promissory Note did not accrue interest.  The borrowing was due and payable on July 31, 2006.  In consideration of making the April 2006 Promissory Note, the lender received 133,333 warrants exercisable at $0.15 per share.  Following a Black Scholes valuation model, the value of a warrant was $0.046, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $5,700, which has been fully amortized.  The face value of the April 2006 Promissory Note ($50,000) was refinanced with the same stockholder with a new maturity date of December 1, 2006 and a stated interest rate of twelve percent (12%) (the “July 2006 Promissory Note”).  In consideration of making the July 2006 Promissory Note, the lender received 266,667 warrants exercisable at $0.15 per share.  Following a Black Scholes valuation model, the value of a warrant was $0.047, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $12,534, of which $5,837 has been fully amortized.  The stockholder agreed to extend the terms of the July 2006 Promissory Note as of December 1, 2006, with a maturity date of April 1, 2007 (the “December 2006 Promissory Note”).  The stockholder received an additional 266,667 warrants exercisable at $0.05 per share.  Following the same Black Scholes valuation model as previously, the value of a warrant was $0.0155, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $4,133, of which approximately $1,001 was amortized through December 31, 2006.  The December 2006 Promissory Note is now in default for failure to pay the principal when due at maturity.  Since April 1, 2007, the December 2006 Promissory Note has bore interest at the rate of 18% per annum.  Accrued interest for this Promissory Note is $11,250 as of June 30, 2008.

The following summarizes the stockholders notes as of June 30, 2008:

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

During the last quarter of 2007 and the first half of 2008, lenders representing $1,200,000 converted their debt to equity.  The Company issued 24,000,000 common shares from Treasury in satisfaction of the debt.  In addition, 1,352,876 common shares valued at $0.1125 were issued for payment of accrued interest totaling $131,459.  As of June 30, 2008, $300,000 of the Convertible Notes remained Outstanding.

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

Bridge Loan Financing:

During the period March 15, 2007 through November 21, 2007 the Company entered into eight promissory notes (collectively the “2007 Promissory Notes”) with a combined face value $1,975,000.  Each of the 2007 Promissory Notes are due one year from the date of its issuance and accrue interest at the annual rate of 12%.  The Company pledged all of its tangible and intangible assets as security for each of the 2007 Promissory Notes.  However, this security interest in the Company’s assets was subordinate to the security interest granted to the Convertible Notes described in this Note 5.  In consideration of making the 2007 Promissory Notes, the lenders received a total of 6.3 million shares of the Company’s common stock valued at $0.05 per share, which resulted in an additional debt discount and corresponding additional paid in capital of $315,000 which will be amortized over the life of the loan.  During the three months ended June 30, 2008, $1,400,000 plus accrued interest totaling $143,473 was repaid,

Face Value of Bridge Loans Outstanding	$575,000

Less:
Debt discount due to share issuance	31,199

Net Bridge Loans Outstanding	$543,801

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

NOTE 6

PREFERRED STOCK

On February 12, 2008, the Company entered into a placement agreement (“Placement Agreement”) with CMS to sell up to $3 million of the Company’s Series B Convertible Redeemable Preferred Stock (“Series B Preferred”).  Pursuant to the Placement Agreement, CMS could sell, on a best efforts basis, a maximum of 165,000 shares of Series B Preferred Stock, including a 10% broker’s over allowance, par value $.001 per share.  The Series B Preferred have a liquidation preference of $20.00 per share and if all of the shares in the offering are sold, holders of all of the shares of the Series B Preferred (including those issued to CMS) would receive, upon conversion, common stock equal to 25% of the number of shares of the Company’s common stock that would be outstanding as of the date of conversion if all of our outstanding convertible securities were converted and all of the Company’s outstanding warrants were exercised.

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

As of June 30, 2008, CMS has sold 110,000 shares of the Series B Preferred ($2,199,947).

In connection with the sale of the Series B Preferred, CMS received (i) a placement fee equal to 10% of the aggregate proceeds ($220,000 at June 30, 2008); (ii) a non-accountable expense allowance equal to 3% of the aggregate proceeds ($66,000 at June 30, 2008), and (iii) 73,333 shares of the Series B Preferred.

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

A summary of the option awards under the Company’s Stock Option Plan as of  June 30, 2008 is presented below:

		Weighted
		Average
		Stock
Stock Options	Shares	Price
Outstanding, January 1, 2005	-	-
Granted, 2005	3,250,000	$0.123
Granted, 2006 Granted, 2007	570,000 18,500,000	$0.15 $0.05
Exercised
Forfeited, 2006	(1,000,000)	$0.10

Outstanding at June 30, 2008	21,320,000	$0.0615

Options vested at June 30, 2008	4,178,000	$0.0839

At June 30 2008, the average remaining term for outstanding stock options is 9.1 years.

A summary of the status of non-vested shares under the Company’s Stock Option Plan, as of June 30, 2008 is presented below:

		Weighted
		Average
		Stock
Stock Options	Shares	Price
Non-vested, January 1, 2006 Non-vested, January 1, 2007	2,075,000 342,000	$0.123 $0.15
Non-vested, January 1, 2008	15,725,000	$0.05

Forfeited	(1,000,000)	$0.10

Non-vested, June 30, 2008	17,142,000	$0.0574

As of June 30, 2008 and 2007, there was a total of $699,930 and $284,708 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Stock Option Plan, respectively.  That cost is expected to be recognized over a weighted-average period of 9.1 years.  This disclosure is provided in the aggregate for all awards that vest based on service conditions.

NOTE 8.

INCOME TAXES

As of June 30, 2008 and December 31, 2007, the Company had deferred tax assets of approximately $1,737,000 and $1,420,000, respectively, with equal corresponding valuation allowances in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”).

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

Income tax payments were approximately zero for the six months ending June 30, 2008 and 2007, respectively.

At December 31, 2007, the Company has loss carry-forwards available to reduce future taxable income and tax thereon.  The carry-forwards will expire as outlined in the following table:

Federal Expiration			State Expiration
	Federal	State
2024	$63,816	$63,216	2009
2025	$1,026,016	$1,026,630	2010
2026	$2,145,548	$2,143,198	2011
2027	3,051,203	3,048,536	2012
TOTALS	$6,286,583	$6,281,580

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

NOTE 11.

CONCENTRATION OF CREDIT RISK:

The Company has one major customer that accounted for approximately 30% of gross sales, another customer that accounted for 21% of gross sales and a third customer that accounted for 12% of gross sales during the first six months of 2008.  Additionally, net of slotting allowances, as of June 30, 2008, one customer accounted for 26% of accounts receivables, another  customer accounted for 16% of accounts receivable and three  customers accounted for approximately 10% of accounts receivable each.

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

NOTE 13.

SUBSEQUENT EVENTS:

On July 14, 2008, July 28, 2008 and July 31, 2008, the Company sold to a single accredited investor (“Investor”), three unsecured promissory notes (the “July 2008 Promissory Notes”).  The respective amounts of each of the July 2008 Promissory Notes are: $12,000, $35,000 and $11,500.  Each of the July 2008 Promissory Notes accrues interest at the annual rate of 12% and is due one year from its date of issuance.  Additionally, as additional compensation to purchase the July 2008 Promissory Notes the Investor was issued 250,000 warrants exercisable at $0.065 per share for the July 14th Note, 650,000 warrants exercisable at $0.06 per share for the July 28th Note and 250,000 warrants exercisable at $0.06 per share for the July 31st Note.  Each of the warrants expires five years after the date of its issuance.  The July 2008 Promissory Notes were sold in a private transaction arranged by the Company.  Accordingly, no compensation was paid to any broker or placement agent.

On July 31, 2008, the Company’s investment banker, Charles Morgan Securities, Inc., (“CMS”) arranged for a $15,000 unsecured loan.  The loan was done as a professional courtesy, is due on August 31, 2008, and accrues no interest.  CMS did not charge any placement agent, or additional investment banking fees for arranging this borrowing.

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis and other portions of this Quarterly Report contain forward-looking information that involves risks and uncertainties.  Our actual results could differ materially from those anticipated by the forward-looking information.  Factors that may cause such differences include, but are not limited to, availability and cost of financial resources, product demand, and market acceptance as well as other factors.  This Management’s Discussion and Analysis should be read in conjunction with our financial statements and the related notes included elsewhere in this Quarterly Report.

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

Business Overview

Since the 1st quarter of this year, the Company has had its products for sale in approximately 1,625 stores.  Of these stores that have been selling the Company’s products for at least one year, almost all reported sales in the first six months of 2008 were greater than sales in the comparable period of 2007.  Additionally, while the total number of stores is down from its peak in the third quarter of 2007, average sales per SKU, per store is continuing to improve.  However, while same store sales are greater in 2008 compared to 2007, overall sales in both the 2nd quarter of 2008, as well as the first 6 months of 2008, still lag their respective periods in 2007.  This is due to the lower number of stores in 2008 compared to 2007.  The Company, as a result of production issues and lack of working capital in 2007, was unable to maintain the level of authorizations it had obtained in early 2007, because it was unable to deliver its products to meet demand on a timely basis.  However, while it lost authorizations in certain stores, it also received new authorizations in 2008, resulting in net authorizations for sales in approximately 1,625 retail stores.  The Company continues to be very encouraged by the increases in same store sales over the last 6 months, especially in the New York City Metro market, as this is indicative of how well the Company’s products are being received.

The Company continued to improve its debt to equity ratio by paying down an additional $650,000 during the 2nd quarter of 2008, of its 2007 Promissory Notes with proceeds from additional sales of the Company’s Series B Preferred Stock.  The Company’s offering of Series B Preferred Stock, which closed on July 11, 2008, raised $2.2 million in new equity capital during the first six months of the year.  The Company has now repaid a total of $1.4 million of the $1.975 million 2007 Promissory Notes outstanding at December 31, 2007.  Additionally, since late 2007, lenders representing a total of $1.2 million of the Company’s 2006 Convertible Notes converted their notes to equity.  Only $300,000, of the original $1.5 million in Convertible Notes remains outstanding.  While the Company did borrow $50,000 during the 2nd quarter for working capital, net of this additional borrowing, the Company’s outstanding indebtedness declined by $1.64 million since December 31, 2007.  Although the Company’s intended goal was to repay all of its term debt prior to June 30, 2008, capital market conditions did not allow for the sale of additional equity, and the Company, in consultation with its investment banker closed its Preferred Stock offering in early July.  The Company, even with this reduction in debt from the infusion of equity capital, still has a working capital deficit and will need to raise additional capital.

Lastly, unlike the summer of 2007 when the Company experienced numerous production issues that prevented the Company from making all of its deliveries in a timely basis, the Company has not experienced any such production issues at either of its co-packing facilities this year.  Consequently, the Company has been able to deliver almost all of its orders on-time, with only a few minor delays due mostly to logistical issues. Therefore, unlike the summer of 2007, the Company has not lost any sales, or customers as a result of not being able to meet production deadlines.

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

Revenue

Total gross sales for the second quarter of 2008 were $209,656, compared to $365,908 in the second quarter of 2007.  Gross sales for the first six months of 2008 were $400,549 compared to $851,055 during the first six months of 2007.  During the first six months of 2008, the Company had authorizations to sell its products in only 1,625 stores, compared to approximately 3,000 stores during the first six months of 2007.  The primary reason for the decline in sales in 2008, compared to 20007, is the direct result of this fewer number of stores.  Due to the production issues and lack of working capital experienced during the summer of 2007, the Company’s products were either discontinued from many stores in late 2007, or not reauthorized in 2008.  Consequently, it is presently selling to about 1,375 fewer stores, than it did during the first six months of 2007.  However, as previously stated, stores that have been selling the Company’s products for at least one year reported greater sales in the first six moths of 2008, compared to the first six moths of 2007.  Management continues to believe that this fact is very important, because it demonstrates that the drop in sales revenue experienced so far in 2008 was not due to consumers not purchasing our products, but rather by the decrease in the number of authorized stores due to our inability to supply these stores on a regular and timely basis.  Sales for the 2nd quarter ($209,656) were up $18,763 compared to the first quarter of 2008 ($190,893); an increase of about 9.9%.  Additionally, the Company expects 3rd quarter sales in 2008 to be not only greater than 2nd quarter 2008 sales, but for the first time this year, to be greater than the comparable period of 2007; as the 3rd quarter of 2007 bore most of the impact of the production difficulties and lost sales.

Slotting, Discounts & Other Credits

The Company paid $217,301 in slotting, discounts & other credits in the quarter ending June 30th compared to $213,759 in the comparable quarter of 2007.  Slotting fees for the first six months of 2008 were $232,683, compared to $564,822 for the first six months of 2007. While slotting fees and expenses were similar during the 2nd quarter of 2008 and 2007, the difference is slotting for the first six months of 2008 is dramatically less than that paid in 2007.  The main reason for this noticeable decline in 2008 is the Company decided, in an effort to insure that it could fill all of the orders it would receive in 2008, not to take on any substantial new business in 2008, but rather to focus and solidify existing business.  Additionally, slotting paid during the second quarter was greater than expected, only because sales in the quarter were less than what was experienced the previous year.  Consequently, there were fewer sales dollars to absorb the slotting charges.  Accordingly, even though the Company’s gross sales were $450,506 less in the first six months of 2008 compared to 2007, the Company’s net revenue the first six months of 2008 was only $118,367 less than the net revenue first six months of 2007; a direct result of reduced slotting.  Now that the Company believes its production issues are behind it, and its financial condition has improved, it will look to increase the number of authorized stores in 2009, compared to the number of newly authorized stores in 2008.  This should increase the total number of stores.  At the present time the anticipated number of new stores the Company will attempt to get authorizations from is not known, and the Company is evaluating, based upon available production capacity and working capital, how many new stores to make presentations to.

Cost of Goods Sold

The Company’s Cost of Goods Sold was $210,659 in the second quarter of 2008, compared to $305,722, in the second quarter of 2007.  The current quarter’s cost of goods sold exceeded the Company’s revenue principally due to inventory adjustments and, to a lesser degree, price increases in freight and dairy goods.  Cost of Goods Sold for the first six months of 2008 was $313,499, or 78.3% of gross sales, compared to 584,166, or 68.7% of gross sales during the comparable period of 2007.  Like many businesses, the Company is being negatively impacted by inflation; principally in dairy products and transportation; two key elements its cost of goods sold. Additionally, the Company believes it presently, given consumer market trends, cannot pass on these increased expenses in the form of a general price increase for its products. However, these price increases appear to be peaking, and the Company expects its cost’s of goods sold to decline in the near term as prices moderate somewhat due to a weak economy, and as a result of greater purchasing power as sales continue to increase.  Lastly, the Company is continuing to determine ways to purchase its raw materials more efficiently to obtain a lower cost without sacrificing quality.

Selling General & Administrative Costs

The Company incurred Selling, General & Administrative costs of $471,574 in the current quarter compared to $278,082 last year; an increase of $193,492.  For the first six months of 2008, the amount was $895,631, compared to $648,991 in the same period in 2007.  The majority of this increase was attributable to an increase in non-cash fees paid to the Company’s investment banker and various consultants.  In addition to these professional fees, the Company also incurred Sales and Distribution expenses during the 2nd quarter of 2008, of $38,159 of which $15,371 was related to freight and distribution costs.  The increase in the cost of fuel continues to adversely affect the Company’s distribution expense.  However, about 42% of the Company’s sales during the second quarter were sales made by the Company’s two direct store distributor.  These distributors pick up their orders directly from the Company’s leased distribution warehouse.  Accordingly, the recent increases in fuel costs have had less of an effect on the Company’s gross margin from these sales.  Sales and Distribution expenses for the first six months of 2008 were $86,555, compared to $55,579 for the like period in 2007.

The Company incurred $43,048 in costs attributable to salaries and benefits during the 2nd quarter, compared to $41,319 in the comparable period of 2007.  For the six months ended 2008, the Company had salary and benefits expenses of $93,622, compared to $106,473 for the same period in 2007.  The Company’s President has deferred a considerable portion of his salary, which accounts for essentially all of the differences in the comparisons. The balance of the Company’s SG&A was incurred in general operating expenses including advertising, marketing, travel and entertainment.

Interest Costs

The Company incurred significant interest charges of $228,091 during the quarter compared to $250,738 in the comparable period in 2007; a decrease of $22,647 or about 9%.  For the six moths ended June 30th the interest costs were $565,369, compared to $354,708 in the comparable period of 2007.  The decrease in interest cost for the 2nd quarter of 2008, compared to 2007, is attributable to the repayment of $1.69 million of term debt during the first six months of 2008.  Whereas the increase in the six month period for 2008, compared to 2007, represented just the opposite relatively little borrowing cost in the first quarter of 2007, and then increasing in the 2nd quarter of 2008.  The majority of the interest expense in the current quarter is related to the 2007 Promissory Notes issued by the Company that were still outstanding during the quarter.  Of the $228,091 incurred during the current quarter $60,103 represents the accretion of debt discount related to restricted shares of common stock issued to lenders, as well as fees paid to the placement agent, including shares of restricted common stock, $54,479, is accrued interest on the various borrowings, and the balance, $113,509, represent deferred financing cost on all of the Company’s various financings.  With the exception of the $449,000 of unsecured stockholder notes in default that accrue interest at the Default Rate of 18%, all of the other term debt accrues interest at 12% per annum.  The amount of accrued interest attributable to the defaulted loans during the quarter is $20,205.

Net Loss

The Company incurred a net loss of $917,968 for the 3 months ended June 30, 2008, compared to a net loss of $682,393 for the comparable quarter in 2007.  For the 6 months ending June 30, 2008 the Company incurred a net loss of $1,606,633, compared to $1,301,632 in 2007. Significant components of the loss in both the quarter ending June 30th, as well as the 6 months ending June 30th are the non-cash expenses related to the unearned compensation of various consulting contracts the Company has with its investment banker, as well as other consultants related to distribution and management, and the deferred financing costs related to all of the Company’s capital raising activities.  Specifically, the Company’s amortized $175,312 of unearned compensation in the 2nd quarter of 2008, compared to $82,812 in the comparable quarter of 2007.  This amortization was $350,625 for the first 6 months of 2008, compared to $165,624 for the same period in the previous year.  Additionally, the Company amortized $113,509 of deferred financing costs during the 2nd quarter of 2008, compared to $114,922 in the comparable period of 2007.  For the first six months of 2008, this amortization equaled $275,651, compared to $141,754 for the same period in 2007.

Liquidity and Capital Resources

During the quarter the Company’s total assets decreased $196,319 from $826,082 at December 31, 2007 to $629,763 at June 30, 2008.  The majority of this decrease ($130,389) came from a decrease in deferred financing costs, as the Company continued to amortize the placement fees and expenses related to the 2006 Convertible Notes, as well as the 2007 Promissory Notes.  Some of theses fees and expenses were accelerated due to either the conversion of Convertible Notes or the prepayment of the Promissory Notes prior to their maturity.

The Company’s current assets decreased $65,930 from $390,667 at December 31, 2007 to $324,737 at June 30, 2008.  A considerable portion of the decrease in current assets came from a decrease of $62,984 in the Company’s inventory; both finished goods and raw materials, and the amortization of $40,500 in the Company’s Prepaid Assets.  Additionally, there was an increase of $43,672 in accounts receivable, net of slotting and discounts.  The remaining change included a decrease in cash of $6,118.

At June 30, 2008, the Company had negative working capital of approximately $1,785,587, which consisted of current assets of approximately $324,737 and current liabilities of $2,110,324.  While still negative, it is an improvement of the working capital deficit of $3,197,783 at December 31, 2007.  Our current assets consisted of $122 cash, $49,350 in trade accounts receivables net of slotting fees, discounts and allowances, $225,265 in inventory including both finished goods, $47,125, and raw materials, $178,140, and prepaid expenses of $50,000.  Our current liabilities included convertible debt due this year totaling $300,000, accounts payable of $396,171, up 36,779 from $359,392 at December 31, 2007, accrued expenses of $399,379 up $12,734 from $386,645 at December 31, 2007 and various promissory notes payable within one year of $1,014,774 .  Of this amount, $449,000 has been and continues to be in default.  The note holders of the defaulted notes have demanded repayment. The Company has commenced discussion with the lenders to enter into a settlement for the amounts due.

While the Company incurred a net loss of $1,606,633 for the six months ended June 30, 2008, $853,242 of this loss was incurred as a result of non-cash operating activities comprised of the amortization of (i) common stock based compensation ($86,031), (ii) deferred financing costs (275,650), (iii) debt discount (140,936), and (iv) stock based management fee expense ($350,625).

Through July 31, 2008, the Company’s raised a total $2.2 million, $1,075 million in the 2nd quarter, from sales of the Company’s Series B Preferred.  Of the total raised, approximately $1.4 million was used to pay down 2007 Promissory Notes and related accrued interest.  $330,305 was used to pay placement fees and expenses ($286,000), legal fees and expenses ($40,000) and state blue sky fees and other offering expenses ($4,305).  The Company also issued 73,330 shares of its Series B Preferred stock, valued at $1,466,660 to its investment banker as additional compensation for placing the $2.2 million of Series B Preferred.  The Company recorded this expense as deferred compensation to amortized over the next two years.

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

The Company has been able to work out a program with one of its principal shareholders, who is neither an officer or director, to obtain working capital financing.  Through July 31, 2008, the Company has borrowed a cumulative total of $58,500 from this investor.  However, no assurance can be made that this investor will continue to offer the Company money for working capital.  Lastly, the Company’s President has deferred a significant portion of his salary to increase working capital

Our capital requirements depend on numerous factors, including the demand for our product, the resources we devote to developing, marketing, selling and supporting our business, the timing and extent of entering new markets and other factors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MAKET RISK

N/A

ITEM 4T.  CONTROLS AND PROCEDURES.

As of June 30, 2008, the Company’s management carried out an evaluation, with the participation of the Company's Chief Executive Officer (principal executive officer) and Chief Accounting Officer (principal financial officer), of the effectiveness of the Company's disclosure controls and procedures and the Company’s internal control over financial reporting.  Management concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report were effective in timely alerting it to material information required to be included in the Company's periodic Securities and Exchange Commission filings and were also effective to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.  There was no change in the Company's internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Pioneer Logistics, Inc.  (“Pioneer”) commenced, by summons and complaint dated July 8, 2008, an action against The Enlightened Gourmet, Inc. in the State of Connecticut Superior Court.  The amount claimed is $32,422.42 for unpaid amounts due Pioneer.  The Company has filed an appearance and is in the process of responding to the action.

The Company is not a party to any other legal proceeding.

ITEM 1 A. RISK FACTORS

Not Applicable

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

The Company continues to be in default with respect to $449,000 aggregate principal amount of unsecured promissory notes (the “Promissory Notes”) payable to various stockholders of the Company (each a “Lender”).  The interest rate on such Promissory Notes has increased to the Default Rate of 18% per annum from the stated rate of 12% per annum and as of June 30, 2008 $151,348.93 in accrued interest is due on the note.

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

THE ENLIGHTENED GOURMET, INC.

August  18, 2008

By:  /s/ ALEXANDER L. BOZZI, III

Alexander L. Bozzi, III, President

(Principal Executive Officer and Principal Financial and

Accounting Officer)