Form 10-Q
period 2008-09-30
Enlightened Gourmet, Inc.
filed 2008-11-19
CIK 1342882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of November 14, 2008, 175,468,505 shares of the issuer's Common Stock were issued and outstanding

THE ENLIGHTENED GOURMET, INC.

ITEM 1.  FINANCIAL STATEMENTS

THE ENLIGHTENED GOURMET, INC.

BALANCE SHEETS

ASSETS	(Unaudited)
	September 30,	December 31,
	2008	2007
CURRENT ASSETS:
Cash and cash equivalents	$4,550	$6,240

Accounts receivable	284,467	325,678
Less slotting fees	250,000	320,000
	39,017	11,918
Inventory
Finished goods	105,726	86,309
Raw materials	182,557	201,940
	288,283	288,249

Prepaid expenses	25,000	90,500
TOTAL CURRENT ASSETS	352,300	390,667

DEFERRED FINANCING COSTS	9,144	185,415

INTANGIBLE ASSETS	250,000	250,000

TOTAL ASSETS	$611,444	$826,082

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Convertible debenture	$-	$590,000
Accounts payable	472,066	359,392
Accrued expenses	506,736	386,645

Notes payable
Stockholders	449,000	449,000
Other	665,753	1,803,413
	1,114,753	2,252,413
TOTAL CURRENT LIABILITIES	2,093,555	3,588,450

STOCKHOLDERS’ DEFICIT:
Preferred stock, series B, $0.001 par value; 250,000 shares authorized
183,333 shares issued and outstanding	183	-
Additional paid in capital on preferred stock	1,938,173	-
Common stock, par value $0.001, 350,000,000 shares authorized,
170,055,720 shares issued and outstanding	170,055	169,430
Additional Paid in Capital	6,627,202	5,795,290
Accumulated Deficit	(10,017,914)	(7,771,650)
	(1,282,301)	(1,806,930)
Less: Treasury stock	(4,644)	(16,445)
Deferred financing costs	(75,060)	(292,951)
Unearned compensation	(120,106)	(646,042)
TOTAL STOCKHOLDERS’ DEFICIT	(1,482,111)	(2,762,368)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$611,444	$826,082

The accompanying notes are an integral part of these financial statements.

THE ENLIGHTENED GOURMET, INC. AND SUBSIDIARY

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	Sept 30, 2008	Sept 30, 2007	Sept 30, 2008	Sept 30, 2007
REVENUE:
Sales of Products	$190,467	$139,111	$591,016	$990,166
Less Discounts and Slotting Fees	(63,558)	(133,834)	(296,241)	(698,656)
NET REVENUE	126,909	5,277	294,775	291,510

COST OF SALES	141,024	194,360	454,523	778,526

GROSS MARGIN	(14,115)	(189,083)	(159,748)	(487,016)

EXPENSES:
Selling, General & Administrative	428,175	242,267	1,323,807	891,258
Interest	197,341	261,888	762,710	616,596
	625,516	504,155	2,086,517	1,507,854

LOSS BEFORE TAXES	(639,631)	(693,238)	(2,246,265)	(1,994,870)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(639,631)	$(693,238)	$(2,246,265)	$(1,994,870)

BASIC/DILUTED LOSS
PER SHARE	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted Average Number of
Common Shares of Stock Outstanding	170,055,720	103,244,533	169,822,389	97,032,011

The accompanying notes are an integral part of these financial statements.

THE ENLIGHTENED GOURMET, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

(UNAUDITED)

					Additional		Deferred			Total
	Common Stock		Preferred Stock		Paid – In	Unearned	Offering	Accumulated	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Expense	Deficit	Stock	Equity

Balance at December 31, 2007	169,430,536	$169,430	-	$ -	$5,795,289	$(646,042)	$(292,951)	$(7,771,649)	$(16,444)	$(2,762,367)

Issuance of common stock from treasury as payment for convertible debenture obligation	-	-	-	-	578,200	-	-	-	11,800	590,000

Issuance of common stock as payment for accrued interest on convertible debt	625,184	625	-	-	48,965	-	-	-	-	49,590

Issuance of preferred stock	-	-	172,083	172	3,441,489	-	-	-	-	3,441,661

Placement fees & expenses for issuance of preferred stock	-	-	-	-	(1,728,304)	-	-	-	-	(1,728,304)

Issuance of preferred stock as payment of note payable	-	-	11,250	11	224,989	-	-	-	-	225,000

Issuance of 2,175,000 warrants pursuant to notes payable at a value of $0.03457 per warrant	-	-	-	-	75,190	-	-	-	-	75,190

Amortization of unearned compensation	-	-	-	-	-	525,936	-	-	-	525,936

Amortization of deferred financing cost	-	-	-	-	-	-	217,891	-	-	217,891

Compensation expense for stock option plan	-	-	-	-	129,557	-	-	-	-	129,557

Net loss	-	-	-	-	-	-	-	(2,246,265)	-	(2,246,265)

Balance at Sept 30, 2008	170,055,720	$170,055	183,333	$ 183	$8,565,375	$(120,106)	$(75,060)	$(10,017,914)	$(4,644)	$(1,482,111)

The accompanying notes are an integral part of these financial statements.

THE ENLIGHTENED GOURMET, INC.

STATEMENTS OF CASH FLOWS

For the Nine Months ended September 30, 2008 and 2007

(UNAUDITED)

	Nine Months Ended	Nine Months Ended
	Sept 30, 2008	Sept 30, 2007

CASH FLOWS FROM
OPERATING ACTIVITIES:
Net Loss	$(2,246,265)	$(1,994,870)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock based compensation	129,557	269,669
Amortization of deferred financing costs	394,162	198,868
Amortization of debt discount	173,482	156,349
Increase in sales allowances taken	(70,000)	63,769
Amortization of stock-based
management fee expense	525,936	-
Issuance of warrants	75,190	-
Changes in Current Assets and Liabilities:
Accounts Receivable	41,211	(38,785)
Inventory	(34)	(53,030)
Prepaid Expenses	65,500	(132,000)
Cash overdraft	-	72,769
Accounts Payable	112,674	39,038
Accrued Expenses	120,091	299,524
NET CASH USED IN
OPERATING ACTIVITIES	(678,496)	(1,118,699)

CASH FLOWS FROM
FINANCING ACTIVITIES:
Proceeds from Notes & Loans	163,500	1,375,000
Proceeds from sale of Preferred stock	1,975,000	-
Debt financing costs	(284,694)	(177,300)
Proceeds from Convertible Debenture	-	-
Payment on Notes & Loans	(1,175,000)	(100,000)

NET CASH PROVIDED BY
FINANCING ACTIVATES	676,806	1,097,700

NET DECREASE IN CASH	(1,690)	(20,999)
CASH, BEGINNING	6,240	20,999
CASH, ENDING	$4,550	$-

Non-cash financing activities:
Issuance of stock for payment of debts	$1,405,000	$-
Issuance of stock for placement fees	$1,466,660	$-

Supplemental cash flow information:
Interest paid	$49,593	$-

The accompanying notes are an integral part of these financial statements.

THE ENLIGHTENED GOURMET, INC.

NOTES TO FINANCIAL STATEMENTS

For the Nine Months ended September 30, 2008 and 2007

NOTE 1. FORMATION AND OPERATIONS OF THE COMPANY, GOING CONCERN AND MANAGEMENT’S PLAN:

Formation and Operations of the Company:

The Enlightened Gourmet, Inc. (the “Company”) was organized in the State of Nevada on June 25, 2004. On September 27, 2004, the Company acquired, via a tax free stock exchange with a wholly-owned and newly-formed subsidiary of the Company, all of the outstanding shares of Milt & Geno’s Frozen Desserts, Inc. (“M&G’s”). The Company acquired M&G’s because it believed that M&G’s had certain formulas and recipes that would enhance the Company’s development. Additionally, the Company acquired the brand name and trade dress, together with some limited inventory (less than $10,000) and certain liabilities, related to M & G’s fat free ice cream product Absolutely Free™. The transaction did not result in a business combination since M & G’s had no operations at the time. The subsidiary was subsequently dissolved.

The Company seeks to establish itself as a leading marketer and manufacturer of fat-free foods. Initially, the Company’s products were authorized in approximately 20 supermarket chains having approximately 1,500 supermarkets. As of September 30, 2008, this number increased to 23 supermarket chains having approximately 1,625 stores. This total does not include any convenience stores, smaller grocery stores or independent distributors for which we have also received authorizations. The Company’s major activities consist of producing and selling product and expanding its existing sales base; therefore management has determined that it is no longer a development stage entity.

Going Concern and Management’s Plan:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company is presently still dependent upon additional capital in the form of either debt or equity to continue its operations and is in the process of continuing to raise such additional capital through private placements of securities. This additional capital is necessary, because the Company’s working capital is presently insufficient to pay for the necessary ingredients and packaging, as well as production costs to manufacture the Company’s present and expected orders. Compounding this problem, the Company presently does not have any sources of credit that it can access on a ready basis. In addition to needing additional capital to maintain it operations, the Company also needs to raise capital to pay for the various shareholder notes that are currently in default.(See Note 4)

As shown in the accompanying financial statements, the Company incurred a net loss of $2,246,265 during the nine months ended September 30, 2008. Additionally, as of September 30, 2008, while the Company has reduced its indebtedness by over $2 million during the last twelve months, the Company’s current liabilities exceeded its current assets. Those factors, and those described above, create an uncertainty about the Company’s ability to continue as a going concern. Management is continuing to implement its plan to (i) continue to contain overhead costs, (ii) increase sales (iii) significantly increase gross profits by reducing the number of authorizations it will seek from new stores and focus its attention on increasing sales from stores it currently has product for sale in land, and (iv) raise additional outside capital via a private placement of equity it is planning to offer in the 4th quarter of 2008 and the 1st quarter of 2009. These steps, if successful, together with the monies raised throughout 2008 and monies to be raised during the 4th quarter of 2008, and the 1st quarter of 2009 will provide management with a course of action they believe will allow the Company to deal with the current financial conditions and continue its operations.

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

Intangible Assets and Debt Issuance Costs:

Management assesses intangible assets for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. For other intangible assets, the impairment test consists of a comparison of the fair value of the intangible assets to their respective carrying amount. The Company uses a discount rate equal to its average cost of funds to discount the expected future cash flows. There were no intangible assets deemed impaired as of September 30, 2008.

Debt issuance costs are amortized over the life of the related debt or amendment. Amortization expense for debt issuance costs for the nine months ended September 30, 2008 and 2007 were $394,161 and $264,767, respectively, and is estimated to be approximately $471,061 in 2008 based upon the expected maturities.

Stock Options:

The Company complies with SFAS No. 123R, “Share-Based Payment,” issued in December 2004 (“SFAS 123R”).SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25 (“APB No. 25”). Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize in the financial statements the cost of employee services received in exchange for awards of equity instruments, based on the fair value of those awards as of the vested date.

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

Shipping and Handling Costs:

Shipping and handling costs are included in Selling, General and Administrative expense and are expensed as incurred. For the nine months ended September 30, 2008 and 2007 shipping and handling costs totaled $74,860 and $63,476, respectively.

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

Recent Accounting Pronouncements:

The Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (an interpretation of FASB Statement No. 109)” on January 1, 2007.As a result of the implementation of FIN 48, the Company performed a comprehensive review of any uncertain tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax returns that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, the Company believes it has no uncertain tax positions and, accordingly, did not record any charges.

The Company will recognize accrued interest and penalties, if any, related to uncertain tax positions in income tax expense. As of September 30, 2008, the Company did not have any tax-related interest or penalties. The Company files income tax returns in the U.S. Federal and various state jurisdictions. The Company is not currently under examination by The Internal Revenue Service (IRS) of any other state jurisdictions. The tax years 2004-2006 remain subject to examination.

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

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Liabilities – including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which requires assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are limited to, accounts receivable, accounts payable, and issued debt. If elected, SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not elected to measure any additional assets or liabilities at fair value that are not already measured at fair value under existing standards.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.”(“SFAS 141”).SFAS 141 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquired and the goodwill acquired. SFAS 141 also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141 is effective for fiscal years beginning after December 15, 2008. The Company will apply the provisions of SFAS 141 to any acquisition after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Accounting for Non-controlling Interests.” SFAS 160 clarifies the classification of non-controlling interests in consolidated balance sheets and reporting transactions between the reporting entity and holders of non-controlling interests. Under this statement, non-controlling interests are considered equity and reported as an element of consolidated equity. Further, net income encompasses all consolidated subsidiaries with disclosure of the attribution of net income between controlling and non-controlling interests. SFAS No. 160 is effective prospectively for fiscal years beginning after December 15, 2008.Currently, there are no non-controlling interests in the Company.

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

NOTE 4. NOTES PAYABLE:

Stockholders

(a) A stockholder, on December 21, 2005, made cash advances to the Company of $245,000 (the “December 2005 Promissory Note”), which is $5,000 less than its face value of $250,000, resulting in a discount. The December 2005 Promissory Note did not accrue interest and is prepayable by the Company without penalty at any time. The borrowing was due and payable on April 1, 2006.In consideration of making the December 2005 Promissory Note, the lender received 666,667 warrants exercisable at $0.15 per share. Following a Black Scholes valuation model, the value of a warrant was $0.0463, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $31,000, which has been fully amortized. This December 2005 Promissory Note was refinanced with the stockholder under identical terms and conditions and the new maturity date was July 1, 2006 (the “April Promissory Note”). In consideration of making the April 2006 Promissory Note the lender received an additional 666,667 warrants exercisable at $0.15 per share. Following a Black Scholes valuation model, the value of a warrant was $0.0437, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $29,133, which has been fully amortized. The April Promissory Note is in default for failure to pay the principal when due at maturity. Since July 1, 2006, the April Promissory Note has had an interest rate of 18% per annum. Accrued interest for this Promissory Note is $101,188 as of September 30, 2008.

(b) Another stockholder, on February 28, 2006, made cash advances to the Company of $94,000 (the “February 2006 Promissory Note”), which is $6,000 less than its face value of $100,000, resulting in a discount. The February 2006 Promissory Note did not accrue interest. The note was due and payable on August 15, 2006. In consideration of making the February 2006 Promissory Note, the lender received 266,667 warrants exercisable at $0.15 per share. Following a Black Scholes valuation model, the value of a warrant was $0.0463, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $11,893, which has been fully amortized. The February 2006 Promissory Note is in default for failure to pay the principal when due at maturity. Since August 15, 2006, the February 2006 Promissory Note has had an interest rate of 18% per annum. Accrued interest for this Promissory Note is $38,305 as of September 30, 2008.

(c) Another stockholder, on March 10, 2006, made cash advances to the Company of $22,560 (the “March 2006 Promissory Note”), which is $1,440 less than its face value of $24,000, resulting in a discount. The March Promissory Note did not accrue interest. The borrowing was due and payable on August 15, 2006. In consideration of making the March 2006 Promissory Note, the lender received 64,000 warrants exercisable at $0.15 per share. Following a Black Scholes valuation model, the value of a warrant was $0.0436, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $2,854, which has been fully amortized. The March 2006 Promissory Note is in default for failure to pay the principal when due at maturity. Since August 15, 2006, the March 2006 Promissory Note has borne interest at the rate of 18% per annum. Accrued interest for this Promissory Note is $9,193 as of September 30, 2008.

(d) Another stockholder, on May 1, 2006, made cash advances to the Company of $23,875 (the “May 2006 Promissory Note”), which is $1,125 less than its face value of $25,000 resulting in a discount. The May 2006 Promissory Note did not accrue interest. The note was due and payable on September 1, 2006. In consideration of making the May 2006 Promissory Note, the lender received 83,333 warrants exercisable at $0.15 per share. Following a Black Scholes valuation model, the value of a warrant was $0.0467, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $3,600, which has been fully amortized. The May 2006 Promissory Note is in default for failure to pay the principal when due at maturity. Since September 1, 2006, the May 2006 Promissory Note has had an interest rate of 18% per annum. Accrued interest for this Promissory Note is $9,367 as of September 30, 2008.

(e) Another stockholder, on April 27, 2006, made cash advances to the Company of $47,750 (the “April 2006 Promissory Note”), which is $2,250 less than its face value of $50,000 resulting in a discount. The April 2006 Promissory Note did not accrue interest. The Note was due and payable on July 31, 2006. In consideration of making the April 2006 loan, the lender received 133,333 warrants exercisable at $0.15 per share. Following a Black Scholes valuation model, the value of a warrant was $0.046, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $5,700, which has been fully amortized. The face value of the April 2006 Promissory Note ($50,000) was refinanced with the same stockholder with a new maturity date of December 1, 2006 and a stated interest rate of twelve percent (12%)(the “July 2006 Promissory Note”). In consideration of making the July 2006 loan, the lender received 266,667 warrants exercisable at $0.15 per share. Following a Black Scholes valuation model, the value of a warrant was $0.047, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $12,534, of which $5,837 has been fully amortized. The stockholder agreed to extend the terms of the July 2006 Promissory Note as of December 1, 2006, with a maturity date of April 1, 2007 (the “December 2006 Promissory Note”). The stockholder received an additional 266,667 warrants exercisable at $0.05 per share. Following the same Black Scholes valuation model as previously, the value of a warrant was $0.0155, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $4,133, of which approximately $1,001 was amortized through December 31, 2006. The December 2006 Promissory Note is now in default for failure to pay the principal when due at maturity. Since April 1, 2007, the December 2006 Promissory Note has had an interest rate of 18% per annum. Accrued interest for this Promissory Note is $13,500 as of September 30, 2008.

The following summarizes the stockholders notes as of September 30, 2008:

Stockholder Notes in Default:

(a) Note matured July 1, 2006	$250,000
(b) Note matured August 15, 2006	100,000
(c) Note matured August 15, 2006	24,000
(d) Note matured September 1, 2006	25,000
(e) Note matured April 1, 2007	50,000

Total Stockholder Notes outstanding	$449,000

On June 13, 2007, each stockholder lender entered into an agreement to accept the prorated amount of an aggregate of 4,644,711 shares of common stock in provisional satisfaction of the indebtedness represented by the Stockholder Notes in default. Under the terms of these agreements, each stockholder lender may, for a period of 30 days following the date that the Securities and Exchange Commission (“SEC”) declares effective the Registration Statement filed by the Company on Form SB-2 with the SEC on June 18, 2007, sell these shares, or, at their option, elect to return their shares of common stock to the Company, in whole or in part, and have all or a portion of their Stockholder Note reinstated.

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

Bridge Loan Financing:

During the period March 15, 2007 through November 21, 2007 the Company entered into eight promissory notes (collectively the “2007 Promissory Notes”) with a combined face value $1,975,000. Each of the 2007 Promissory Notes are due one year from the date of its issuance and accrue interest at the annual rate of 12%. The Company pledged all of its tangible and intangible assets as security for each of the 2007 Promissory Notes. However, this security interest in the Company’s assets was subordinate to the security interest granted to the Convertible Notes described in this Note 5. In consideration of making the 2007 Promissory Notes, the lenders received a total of 6.3 million shares of the Company’s common stock valued at $0.05 per share, which resulted in an additional debt discount and corresponding additional paid in capital of $315,000 which will be amortized over the life of the loan. During the nine months ended September 30, 2008, $1,400,000 plus accrued interest totaling $143,215 was repaid.

Face Value of Bridge Loans Outstanding	$575,000
Less:
Debt discount due to share issuance	12,428
Net Bridge Loans Outstanding	$562,572

Charles Morgan Securities (“CMS”) acted as placement agent and sold each of the 2007 Promissory Notes to investors that were neither officers nor directors of the Company. In connection with the sale of the 2007 Promissory Notes, CMS received a placement fee equal to 10% of the aggregate proceeds ($197,500) and a non-accountable expense allowance equal to 3% of the aggregate proceeds ($59,250). Additionally, CMS received 7,612,501 shares of the Company’s Common Stock as compensation for placing the 2007 Promissory Notes.

On September 14, 2007, the Company entered into a promissory note with a face value of $200,000 (the “September 2007 Bridge Loan”).  The September 2007 Bridge Loan accrued interest at the annul rate of 12% and was due September 14, 2008.  The Company pledged all of its tangible and intangible assets as security for the September 2007 Bridge Loan.  The September 2007 Bridge Loan is currently in default for failure to pay the principal amount and accrued interest due at maturity  The Company is negotiating with the holder of the September 2007 Bridge Loan to pay the accrued interest due, and to extend its maturity.  No assurances can be given that the holder of the September 2007 Bridge Loan will agree to any such terms.

Working Capital Notes

On July 14, 2008, July 28, 2008, July 31, 2008 and August 29, 2008 the Company sold to a single accredited investor (“Investor”), four unsecured promissory notes (the “July-Aug 2008 Promissory Notes”). The respective amounts of each of the July-Aug 2008 Promissory Notes are: $12,000, $35,000 and $11,500 and $25,000. Each of the July-Aug 2008 Promissory Notes accrues interest at the annual rate of 12% and is due one year from its date of issuance. Additionally, as additional compensation to purchase the July-Aug 2008 Promissory Notes the Investor was issued 250,000 warrants exercisable at $0.065 per share for the July 14th Note, 650,000 warrants exercisable at $0.06 per share for the July 28th Note, 250,000 warrants exercisable at $0.06 per share for the July 31st Note and 575,000 warrants exercisable at $0.05 per share for the August 29th Note. Each of the warrants expires five years after the date of its issuance. The July-Aug 2008 Promissory Notes were sold in a private transaction arranged by the Company. Accordingly, no compensation was paid to any broker or placement agent.

On July 31, 2008 and September 5, 2008, the Company’s investment banker, CMS, arranged for two unsecured loans; each in the amount of $15,000 (the “CMS Notes”). The CMS Notes do not accrue interest and were due 30 days from the date they was issued. Neither loan has been repaid nor have the lenders taken any action against the Company. CMS did not charge any placement agent, or additional investment banking fees for arranging these borrowings.

NOTE 5. CONVERTIBLE DEBENTURES:

The Company sold, to a group of outside investors (“Note Purchasers”), 12% Convertible Notes (“Convertible Notes”). The Convertible Notes were sold in private transactions arranged through CMS pursuant to a Placement Agreement (the “Placement Agreement”) between the Company and CMS, which provides for the private placement by CMS of up to $1,500,000 aggregate principal amount of Convertible Notes. As of January, 2007, $1,500,000 of Convertible Notes were issued and the proceeds received by the Company. The Convertible Notes issued are convertible into shares of the Company’s Common Stock at the rate of $.05 per share. No beneficial imbedded conversion benefit was recognized due to the conversion price being equal to or greater than the fair value of the Common Stock.

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

During the last quarter of 2007 and the first nine months of 2008, lenders representing $1,500,000 converted their debt to equity. The Company issued 30,000,000 common shares from Treasury in satisfaction of the debt. In addition, 1,352,876 common shares valued at $0.1125 were issued for payment of accrued interest totaling $131,459. Accrued interest unpaid as of September 30, 2008 was $55,921.

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

NOTE 6

. PREFERRED STOCK

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

As of September 30, 2008, CMS has sold 110,000 shares of the Series B Preferred ($2,199,947).

In connection with the sale of the Series B Preferred, CMS received (i) a placement fee equal to 10% of the aggregate proceeds ($220,000 at September 30, 2008); (ii) a non-accountable expense allowance equal to 3% of the aggregate proceeds ($66,000 at September 30, 2008), and (iii) 73,333 shares of the Series B Preferred.

NOTE 7. STOCK BASED COMPENSATION:

The effective date of SFAS No. 123R for the Company is the first quarter of 2006.SFAS No. 123R permits companies to adopt its requirements using either a “modified prospective” method or a “modified retrospective method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments vested after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permit entities to restate financial statements of previous periods, either for all prior periods presented or to the beginning of the fiscal year in which the statement is adopted, based on previous pro forma disclosures made in accordance with SFAS No. 123. Accordingly, the Company has adopted the modified prospective method of recognition and has recognized the cost, if any, in its financial statements for the year ended December 31, 2006 and for all future reporting periods.

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

A summary of the option awards under the Company’s Stock Option Plan as of September 30, 2008 is presented below:

			Weighted
			Average
			Stock
Stock Options	Shares		Price
Outstanding, January 1, 2005	-		-
Granted, 2005	3,250,000		$0.123
Granted, 2006 Granted, 2007	570,000 18,500,000	$ $	0.15 0.05
Exercised
Forfeited, 2006	(1,000,000)		$0.10

Outstanding at September 30, 2008	21,320,000		$0.0615

Options vested at September 30, 2008	5,244,000		$0.0748

At September30, 2008, the average remaining term for outstanding stock options is 8.9 years.

A summary of the status of non-vested shares under the Company’s Stock Option Plan, as of September 30, 2008 is presented below:

			Weighted
			Average
			Stock
Stock Options	Shares		Price
Non-vested, January 1, 2006 Non-vested, January 1, 2007	2,075,000 342,000	$ $	0.123 0.15
Non-vested, January 1, 2008	15,725,000		$0.05

Forfeited	(1,000,000)		$0.10

Non-vested, September 30, 2008	16,076,000		$0.0571

As of September 30, 2008 and 2007, there was a total of $654,362 and $191,424 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Stock Option Plan, respectively. That cost is expected to be recognized over a weighted-average period of 8.9 years. This disclosure is provided in the aggregate for all awards that vest based on service conditions.

NOTE 8. INCOME TAXES

As of September 30, 2008 and 2007, the Company had deferred tax assets of approximately $2,020,000 and $1,200,000, respectively, with equal corresponding valuation allowances in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”).

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

At December 31, 2007, the Company has loss carry-forwards available to reduce future taxable income and tax thereon. The carry-forwards will expire as outlined in the following table:

Federal Expiration			State Expiration
	Federal	State
2024	$63,816	$63,216	2009
2025	1,026,016	1,026,630	2010
2026	2,145,548	2,143,198	2011
2027	3,051,203	3,048,536	2012
TOTALS	$6,286,583	$6,281,580

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

NOTE 11. CONCENTRATION OF CREDIT RISK:

The Company has one major customer that accounted for approximately 31% of gross sales, another customer that accounted for 15% of gross sales and a third customer that accounted for 13% of gross sales during the first nine months of 2008. Additionally, net of slotting allowances, as of September 30, 2008, one customer accounted for 31% of accounts receivables, another customer accounted for 18% of accounts receivable and two customers accounted for approximately 14% of accounts receivable each.

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

NOTE 13. SUBSEQUENT EVENTS:

On October 3, 2008, the Company filed a registration statement on Form S-8 regarding the issuance of 5 million shares which may be issued pursuant to the Company’s 2008 Professional/Consultant Stock Compensation Plan (the “Plan”). The purpose of this Plan is to provide compensation in the form of common stock of the Company to eligible consultants that have previously rendered services to the Corporation or that will render services to the Corporation.

On October 10, 2008, the Company issued 1,037,785 shares of the Company’s common stock pursuant to the Company’s 2008 Professional/Consultant Stock Compensation Plan. The shares were issued in lieu of $22,831 owed a professional service provider.

On October 17, 2007, the Company entered into a promissory note with a face value of $100,000 (the “October 2007 Bridge Loan”).  The October 2007 Bridge Loan accrued interest at the annul rate of 12% and was due October 24, 2008.  The Company also pledged all of its tangible and intangible assets as security for October 2007 Bridge Loan.  Other than being subordinate to the September 2007 Bridge Loan, the holder of the October 2007 Bridge Loan has a priority interest in all of the tangible and intangible assets of the Company.  The October 2007 Bridge Loan is currently in default for failure to pay the principal amount and accrued interest due at maturity. The Company is negotiating with the holder of the October 2007 Bridge Loan to pay the accrued interest due, and to extend its maturity.  No assurances can be given that the holder of the October 2007 Bridge Loan will agree to any such terms.

On October 22, 2008, the Company sold to a single accredited investor (“Investor”), a promissory note (the “October 2008 Promissory Note”) in the amount of $4,600. The October 2008 Promissory Notes accrues interest at the annual rate of 12%, and is due one year from its date of issuance. Additionally, as additional compensation to purchase the October 2008 Promissory Note the Investor was issued 135,000 warrants exercisable at $0.04 per share. The warrants expire five years after the date of their issuance. The October 2008 Promissory Note was sold in a private transaction arranged by the Company. Accordingly, no compensation was paid to any broker or placement agent.

On October 23, 2008 the Company issued 2,500,000 shares of the Company’s unregistered common stock in full satisfaction of $90,000 of Investment Advisory fees due to the Company’s investment banker. Also on October 23, 2008, the Company issued 1,875,000 shares of the Company’s unregistered common stock in full satisfaction of $30,000 of consulting fees due to a consultant retained by the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission. Important factors currently known to Management could cause actual results to differ materially from those in forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that its assumptions are based upon reasonable data derived from and known about our business and operations and the business and operations of the Company. No assurances are made that actual results of operations or the results of our future activities will not differ materially from its assumptions. Factors that could cause differences include, but are not limited to, expected market demand for the Company’s services, fluctuations in pricing for materials, and competition.

Business Overview

Since the 1st quarter of this year, the Company has had its products for sale in approximately 1,625 stores. Of these stores that have been selling the Company’s products for at least one year, almost all reported sales in the first nine months of 2008 greater than sales in the comparable period of 2007. This continues a trend that started earlier this year. Independent industry data confirms the Company’s internal sales data, and corroborates that the Company’s products are gaining market share in these stores. Additionally, while the total number of retail stores is down from its peak in the third quarter of 2007, average sales, per store, for all stores are continuing to improve. Gross sales in the third quarter of 2008 were greater than the third quarter of 2007. However, total sales for the first nine months of 2008 were less than the comparable period of 2007, due to the lower number of stores in 2008 compared to 2007. Nevertheless, the Company expects the current positive sales trend to continue, and foresees year over year sales comparisons in 2009 will be better than 2008.

Lastly, unlike the summer of 2007 when the Company experienced numerous production issues that prevented the Company from making all of its deliveries on a timely basis, the Company has not experienced any such production issues at either of its co-packing facilities this year. Consequently, the Company has been able to deliver almost all of its orders on-time, with only a few minor delays due mostly to logistical issues. Therefore, unlike the summer of 2007, the Company has not lost any sales, or customers as a result of not being able to meet delivery deadlines.

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

Revenue

Total gross sales for the third quarter of 2008 were $190,467, compared to $139,111 for the third quarter of 2007. The previously discussed production issues hampered sales in the 3rd quarter of 2007. Without these production disruptions, sales most likely would have been greater during the third quarter of 2007. Gross sales for the first nine months of 2008 were $591,016 compared to $990,166 during the first nine months of 2007. During the first nine months of 2008, the Company had authorizations to sell its products in only 1,625 stores, compared to approximately 3,000 stores during the first nine months of 2007. The primary reason for the decline in sales in the first nine months of 2008, compared to 2007, is the direct result of this fewer number of retail stores. Due to the production issues and lack of working capital experienced during the summer of 2007, the Company’s products were either discontinued from many stores in late 2007, or not reauthorized in 2008. Consequently, we are presently selling to about 1,375 fewer stores, than in the first nine months of 2007. Significantly, stores that have been selling the Company’s products for at least one year reported greater sales in the first nine months of 2008, compared to the first nine moths of 2007. Management continues to believe that this trend which is supported by independent sales data from the stores is very important, because it demonstrates that the drop in sales revenue experienced so far in 2008 was not due to consumers not purchasing our products, but rather by the decrease in the number of authorized stores due to our inability to supply these stores on a regular and timely basis.

Slotting, Discounts & Other Credits

The Company paid $63,558 in slotting, discounts & other credits in the quarter ending September 30, 2008 compared to $133,834 in the comparable quarter of 2007. These payments were considerably less during the quarter, compared to the same quarter in 2007, because most of the stores presently selling the Company’s products have been selling the products for at least one year. Consequently, the majority of these deductions were for discounts and sales incentives, rather than for slotting. The Company expects this trend to continue for the balance of the year, as the Company does not anticipate adding any new stores until the first quarter of 2009.Similar to the current quarter, slotting, discounts & other credits for the first nine months of 2008 were $296,241, compared to $698,656 for the first nine months of 2007. The principal reason for this noticeable decline in slotting, discounts & other credits in 2008, compared to 2007, is the Company decided not to take on any substantial new business in 2008, but rather to focus and solidify existing business by consistently making and delivering product on a timely basis. Accordingly, even though the Company’s gross sales for the first nine months of 2007 were considerably greater than 2008, net sales for the first nine months were slighter greater in 2008, compared to 2007, due to the reduced amount of slotting paid by the Company. Now that the Company believes its production resources are dependable, and its financial condition has improved, it will look to increase the number of authorized stores in 2009, as well as add additional SKUs to existing stores. This should increase the total number of stores, as well as the average number of SKUs per store. At the present time the anticipated number of new stores the Company will attempt to get authorizations from is not known, and the Company is evaluating, based upon available production capacity and working capital, how many new stores to target.

Cost of Goods Sold

The Company’s Cost of Goods Sold was $141,024, or 74% of sales in the third quarter of 2008, compared to $194,360, or 140% of sales in the third quarter of 2007. The Company’s cost of goods sold in the third quarter of 2007 was considerably greater than plan due to the previously discussed production issues. While still greater than the Company’s target, the Company’s cost of goods sold continued to improve slightly and was $454,523, or 76.9% of gross sales the first nine months of 2008, compared to $778,526, or 78.7% of gross sales during the comparable period of 2007. Like many businesses, the Company is being negatively impacted by inflation; principally in dairy products and transportation; two key components of its cost of goods sold. Recent decreases in fuel costs have had little positive effect on the Company’s transportation costs. Additionally, the Company believes it presently, given consumer market trends, cannot pass on these increased costs in the form of a general price increase for its products. However, these costs appear to be peaking, and the Company expects its cost’s of goods sold to decline in the near term as prices moderate somewhat due to a weak economy, and as a result of greater purchasing power as sales volumes continue to increase. Lastly, the Company is continuing to determine ways to purchase its raw materials more efficiently to obtain a lower cost without sacrificing quality. The Company is actively working toward lowering its cost of goods with an initial goal of reducing this percentage to 65% of sales by the end of the first quarter of 2009.

Selling General & Administrative Costs

The Company incurred Selling, General & Administrative costs of $428,175 in the current quarter compared to $242,267 last year; an increase of $185,908. For the first nine months of 2008, the amount was $1,323,807, compared to $891,258 in the same period in 2007. The majority of this increase was attributable to an increase in non-cash fees paid to the Company’s investment banker and various consultants. In addition to these professional fees, the Company also incurred Sales and Distribution expenses during the third quarter of 2008, of $20,524 of which $8,758 was related to freight and distribution costs. Even though the price of fuel has recently declined, the cost of fuel continues to affect adversely the Company’s distribution expense. However, approximately 38.7% of the Company’s sales during the third quarter were from sales attributable to one of the Company’s direct store distributors. This distributor picks up their orders directly from the Company’s leased distribution warehouse. Accordingly, the recent increases in fuel costs have had less of an effect on the Company’s gross margin from these sales, as the price of their freight allowance was negotiated prior to the dramatic increases in fuel. Sales and Distribution expenses for the first nine months of 2008 were $107,079, compared to $82,611 for the like period in 2007.

The Company incurred $52,673 in costs attributable to salaries and benefits during the third quarter, compared to $51,978 in the comparable period of 2007. For the nine months ended 2008, the Company had salary and benefits expenses of $146,294, compared to $158,451 for the same period in 2007. To improve the Company’s cash flow, the Company’s President continues to defer a portion of his salary. The balance of the Company’s SG&A was incurred in general operating expenses including advertising, marketing, travel and entertainment.

Interest Costs

The Company incurred significant interest charges totaling $197,341 for the quarter compared to $261,888 in the comparable period in 2007; a decrease of $64,547 or about 24.7%. For the nine months ended September 30th the interest costs were $762,710, compared to $616,596 in the comparable period of 2007. The decrease in interest cost for the third quarter of 2008, compared to 2007, is attributable to the reduction of $2,036,500 million of the Company’s term debt during the nine months ended September 30, 2008. Of the $197,341 incurred during the current quarter, $33,393 represents the accretion of debt discount related to restricted shares of common stock issued to lenders, - fees paid to the placement agent, including shares of restricted common stock, accrued interest totaling $45,737 on the various borrowings, and $118,510, representing deferred financing cost on all of the Company’s various financings. With the exception of the $449,000 of unsecured stockholder notes in default that accrue interest at the Default Rate of 18%, all of the remaining term debt accrues interest at 12% per annum. The amount of accrued interest attributable to the defaulted loans during the quarter is $20,205.

Net Loss

The Company incurred a net loss of $639,631 for the 3 months ended September 30, 2008, compared to a net loss of $693,238 for the comparable quarter in 2007. For the nine months ending September 30, 2008 the Company incurred a net loss of $2,246,265, compared to $1,994,870 in 2007. Significant components of the loss in both the quarter ending September 30th, as well as the nine months ending September 30, 2008 are the non-cash expenses related to the unearned compensation of various consulting contracts the Company has with its investment banker, as well as other consultants related to distribution and management, and the deferred financing costs related to all of the Company’s capital raising activities. Specifically, the Company amortized $210,312 of unearned compensation in the 3rd quarter of 2008, compared to $82,812 in the same quarter of 2007. This amortization was $596,436 for the first 9 months of 2008, compared to $327,188 for the same period in the previous year. Additionally, the Company amortized $118,510 of deferred financing costs during the 3rd quarter of 2008, compared to $120,013 in the comparable period of 2007. For the first nine months of 2008, this amortization totaled $394,162, compared to $198,868 for the same period in 2007.

Liquidity and Capital Resources

During the quarter the Company’s total assets decreased $214,638 from $826,082 at December 31, 2007 to $611,444 as of September 30, 2008. The majority of this decrease ($176,271) came from a decrease in deferred financing costs, as the Company continued to amortize the placement fees and expenses related to the 2006 Convertible Notes, as well as the 2007 Promissory Notes. Some of theses fees and expenses were accelerated due to either the conversion of Convertible Notes or the prepayment of the Promissory Notes prior to their maturity. Additionally, while the Company’s cash and accounts receivable, net of allowances for discounts, increased $27,099, this was more than offset by the amortization of $65,500 in prepaid expenses. While the Company’s inventory remained relatively the same, $288,283, at September 30, 2008, compared to $288,249 at December 31, 2007, the allocation between raw materials and finished goods changed as the Company’s finished goods inventory increased by $19,417 to $105,726 from $86,309.

At September 30, 2008, the Company had negative working capital of approximately $1,741,255, which consisted of current assets of approximately $352,300 and current liabilities of $2,093,555. While still negative, it is a slight improvement from the working capital deficit of $1,785,587 at June 30, 2008, and a considerable improvement from the $3,197,783 deficit at December 31, 2007. Our current assets consisted of $4,550 cash, $39,017 in trade accounts receivables net of slotting fees, discounts and allowances, $288,283 in inventory including both finished goods, $105,726, and raw materials, $182,557, and prepaid expenses of $25,000. Our current liabilities included accounts payable of $472,066, up $74,895 from $396,171 at June 30, 2008, accrued expenses of $359,798 up $61,131 from $298,667 at June 30, 2008 and various promissory notes payable within one year of $1,177,100. Of this amount, $449,000 has been and continues to be in default. The note holders of the defaulted notes have demanded repayment. The Company has commenced discussion with the lenders to enter into a settlement for the amounts due.

While the Company incurred a net loss of $2,246,265 for the nine months ended September 30, 2008, $1,223,137 of this loss resulted from non-cash operating activities comprised of the amortization of (i) common stock based compensation ($129,557), (ii) deferred financing costs ($394,162), (iii) debt discount (173,482), and (iv) stock based management fee expense ($525,936).

During the first six months of 2008 the Company raised a total $2.2 million, from sales of the Company’s Series B Preferred. Of the total raised, approximately $1.4 million was used to pay down 2007 Promissory Notes and related accrued interest.$330,305 was used to pay placement fees and expenses ($286,000), legal fees and expenses ($40,000) and state blue sky fees and other offering expenses ($4,305). The Company also issued 73,330 shares of its Series B Preferred stock, valued at $1,466,660 to its investment banker as additional compensation for placing the $2.2 million of Series B Preferred. The Company recorded this expense as deferred compensation to be amortized over the next two years.

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

Through November 14, 2008, the Company has borrowed from certain shareholders who are neither officers nor directors of the company, a cumulative total of $138,100 from these shareholders. No assurance can be made that these investors will continue to offer the Company money for working capital. Lastly, the Company’s President continues to defer a significant portion of his salary to help maintain minimum levels of working capital.

Our capital requirements depend on numerous factors, including the demand for our product, the resources we devote to developing, marketing, selling and supporting our business, the timing and extent of entering new markets and other factors. The Company is presently in discussions with its investment banker about raising $1 million in new equity prior to the end of the year. The Company at the present time is still dependent upon outside resources, other than cash from operations, to fund its business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 4T. CONTROLS AND PROCEDURES.

As of September 30, 2008, the Company’s management carried out an evaluation, with the participation of the Company's Chief Executive Officer (principal executive officer) and Chief Accounting Officer (principal financial officer), of the effectiveness of the Company's disclosure controls and procedures and the Company’s internal control over financial reporting. Management concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report were effective in timely alerting it to material information required to be included in the Company's periodic Securities and Exchange Commission filings and were also effective to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. There was no change in the Company's internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Pioneer Logistics, Inc.(“Pioneer”) commenced, by summons and complaint dated July 8, 2008, an action against The Enlightened Gourmet, Inc. in the State of Connecticut Superior Court. The amount claimed is $32,422.42 for unpaid amounts due Pioneer. The Company does not dispute the amount owed, and Pioneer received a Default Judgment against the Company and the Company is working with Pioneer’s legal counsel to work out a payment plan.

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

On June 13, 2007, each Lender entered into an agreement to accept their prorata amount of an aggregate of 4,644,711 shares of common stock in conditional satisfaction of the indebtedness represented by such Promissory Notes. Under the terms of theses agreements, each Lender may, for a period of 30 days following the date that the Securities and Exchange Commission (“SEC”) declares effective the Registration Statement filed by the Company on Form SB-2 with the SEC on June 18, 2007, sell these shares, or, at their option, elect to return their shares of common stock to the Company, in whole or in part, and have all or a portion of their Promissory Notes reinstated.

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

On October 2, 2007, the Company notified the SEC that it was withdrawing the Registration Statement, and the Promissory Notes are still in default and continue to accrue interest at the Default Rate of 18% per annum. The Company is negotiating with each of the lenders a new and different settlement to repay the amounts due.

On September 14, 2007, the Company entered into a promissory note with a face value of $200,000 (the “September 2007 Bridge Loan”).  The September 2007 Bridge Loan accrued interest at the annul rate of 12% and was due September 14, 2008.  The Company pledged all of its tangible and intangible assets as security for the September 2007 Bridge Loan.  The September 2007 Bridge Loan is currently in default for failure to pay the principal amount and accrued interest due at maturity  The Company is negotiating with the holder of the September 2007 Bridge Loan to pay the accrued interest due, and to extend its maturity.  No assurances can be given that the holder of the September 2007 Bridge Loan will agree to any such terms.

On October 17, 2007, the Company entered into a promissory note with a face value of $100,000 (the “October 2007 Bridge Loan”).  The October 2007 Bridge Loan accrued interest at the annul rate of 12% and was due October 24, 2008.  The Company also pledged all of its tangible and intangible assets as security for October 2007 Bridge Loan.  Other than being subordinate to the September 2007 Bridge Loan, the holder of the October 2007 Bridge Loan has a priority interest in all of the tangible and intangible assets of the Company.  The October 2007 Bridge Loan is currently in default for failure to pay the principal amount and accrued interest due at maturity. The Company is negotiating with the holder of the October 2007 Bridge Loan to pay the accrued interest due, and to extend its maturity.  No assurances can be given that the holder of the October 2007 Bridge Loan will agree to any such terms.

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

THE ENLIGHTENED GOURMET, INC.

November 19, 2008

By:  /s/ ALEXANDER L. BOZZI, III

Alexander L. Bozzi, III, President

(Principal Executive Officer and

Principal Financial Officer and Chief Accounting Officer)