Form 10-K
period 2008-12-31
Enlightened Gourmet, Inc.
filed 2009-04-15
CIK 1342882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

 X .ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

     . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to______

Commission filer number 0-51597

THE ENLIGHTENED GOURMET, INC.

(Exact Name of registrant as specified in its charter)

Nevada	32-0121206
(State of Incorporation)	(I.R.S. Employer I.D. Number)

236 Centerbrook, Hamden, CT 06518
(Address of principal executive offices) (Zip Code)

Registrant’s Telephone Number (203) 230-9930

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.0001 Par Value Per Share

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.

Yes      .   No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes      .   No   X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X .   No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer      .    Accelerated filer      .   Non-accelerated filer      .    Smaller Reporting Company  X .

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes      .   No  X .

As of June 30, 2008, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as quoted on the National Association of Securities Dealers Inc. OTC Bulletin Board of $0.08 was approximately $11,549,801.  For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of March 31, 2009, 187,068,505 shares of the issuer's Common Stock were issued and 176,423,794 were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE – None

THE ENLIGHTENED GOURMET, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

ITEM 1. BUSINESS

THE COMPANY

We incorporated under the laws of the State of Nevada on June 25, 2004 under the name “ The Enlightened Gourmet, Inc. ” We have never been a debtor in bankruptcy, receivership or any similar proceeding.

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

Our ice cream is fat free, cholesterol free, and lactose free, and has no added sugar, but maintains the taste and texture of premium ice cream. We sell our ice cream under the trade name "Absolutely Free Gourmet Ice Cream" with the Absolutely Free® logo. All of our initial ice cream products are ice cream novelties, rather than bulk ice cream sold in pints, quarts, half gallons, etc. Initially we sold ice bars, sandwiches and cups, but because of limited authorizations and sales of sandwiches and cups we began focusing inclusively on ice cream bars in late 2006. We package our ice cream bars for sale

•

as market packs to the retail grocery industry, and

•

as single serve items for the impulse and convenience store market, vending machines and food service distributors.

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

BACKGROUND

From inception of our company through December, 2005, we were a development stage company with no sales or revenues and spent the majority of our time and effort seeking additional capital, completing the development of our products, preparing marketing plans, seeking strategic relationships, cultivating interest in our products with grocery and drug chains, food service companies and food distributors and creating our Absolutely FreeTM logo and related packaging, marketing and sales materials. We began our manufacturing and sales operations in January, 2006.

On September 27, 2004, we acquired, in a tax free stock merger, Milt & Geno's Frozen Desserts, Inc. ("M&G's") a company with similar ownership. We acquired M&G's because we believed that M&G's had formulas and recipes that would enhance our development. We also acquired in the merger the Absolutely Free® brand name and trade dress for M&G's ice cream product, together with some limited inventory.

We market our products directly to stores, as well as to various other retail outlets via brokers and intermediaries. We do not presently have any independent capability to distribute our own product, and we do not believe it is feasible to develop our own distribution business. Instead, we rely on third-party distributors to deliver our products. Our products are, and will continue to be, distributed through a number of geographically diverse ice cream distributors across the country, and not through one or two national distributors. Some of our distributors only distribute to certain classes of trade (e.g. grocery chains, but not convenience stores) and not all distributors will be located in a given geographic area. Accordingly, while our distribution system may be less efficient and perhaps more costly due to the number of distributors we will have to work with, we believe we will be less susceptible to the potential risks of dealing with one or two dominant national distributors, and will be better off by not relying upon any single distributor for more than twenty-five percent (25%) of our projected sales. Accordingly, with the exception of our New York Metro distributor who represents more than 25% of our sales, no other distributor represents more than 25% of our sales. In addition to the retail market, we intend to market some of our products to the institutional food service market, including schools, hospitals, nursing homes and other institutions.

Our products were initially authorized in approximately 20 supermarket chains having approximately 1,500 supermarkets. Currently, the Company has had its products for sale in 23 supermarket chains representing approximately 1,625 stores. This total does not include any convenience stores, smaller grocery stores or independent distributors for which we have also received authorizations. Supermarkets traditionally begin placing orders for new products around April 1 of each year. However, stores will typically notify companies several months before then, normally in January, which of their products have been authorized for sale. Initial orders from stores are typically enough to fill all of the shelf space assigned to our product in the particular chain and also include some limited stock to refill the shelves. Thereafter, the stores are reluctant to place large reorders until such time as they believe the product has traction with the stores customers. Therefore, future orders depend upon acceptance of the product by consumers.

While our initial products are all ice cream related, we believe our technology is not limited to ice cream related products. We believe we can use our recipes and processing techniques in other sweet and savory food items to replace the fat normally found in these items.

Our executive offices are located at 236 Centerbrook Road, Hamden, CT 96518, our telephone number is 203-230-9930 and our web-site is www.AbsolutelyFreeIceCream.com. The contents of our web site are not part of this Report.

PRODUCTS

Our recipe and process replace fat, cream and butter in sweet and savory food applications, but at the same time maintain the texture (mouth feel) and flavor-carrying capabilities of fat. The resulting product has significantly fewer calories than a similar fatted product, all while maintaining the food's normal taste and texture. Studies have shown that fat and added sugar are linked to obesity, diabetes and other diseases.

Based upon our research, we believe no other ice cream novelty product presently on the market can claim to be free of fat, lactose and added sugar. The shelf life of each of our products is approximately 270 days from the date of manufacture, so long as the product remains stored at a constant temperature not greater than minus five degrees Fahrenheit. This compares favorably to ice cream, which must be stored at a constant temperature of minus fifteen degrees Fahrenheit to maintain a similar shelf life. Each of our products is imprinted with a manufacturing date so that together with information we provide the stores; stores know when to discard the product.

During 2006 we sold ice cream cups and sandwiches in addition to ice cream bars, but we presently only offer our ice cream bars for sale. We found that the demand for our ice cream bars was significantly greater than the collective demand for the ice cream cups and sandwiches. During 2006, ice cream bars represented approximately 85% of our gross sales and ice cream cups and sandwiches represented approximately 15% of sales.

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

•

Double Swirl Sundae (Fat Free Vanilla Ice Cream with Fat Free Chocolate Fudge Sauce and Fat Free Strawberry Sauce),

•

Peach Melba (Fat Free Peach Ice Cream with a Raspberry Shell),

•

Cappuccino Fudge Swirl (Fat Free Cappuccino Ice Cream with Fat Free Chocolate Fudge Sauce), and

•

Dulce de Leche (Fat Free Caramel Ice Cream with Fat Free Caramel Sauce),

We try to offer more “indulgent” flavors than those offered by our competitors. For example no other ice cream bars in the “Good for You” category are fat free, have no added sugar and offer coatings, or variegates, like a ripple of chocolate or strawberry syrup. More importantly, we will not reduce the serving size of our products in order to lower the number of calories per serving. Since we lack the name recognition of other more well-known brands, we believe that getting customers to try our products for the first time is an important element to our long-term success, and that the best way to accomplish this goal is to make our products both look and taste more appetizing than the products of our competition. We intend to add and subtract flavors based upon changes in market demand, and to add new products, or reintroduce our ice cream cups and sandwiches, when and if appropriate.

PACKAGING

We promote brand recognition by packaging our products in a distinctive manner. We have spent considerable time, effort and capital to develop our logo, packaging and related trade dress. Each package prominently displays the distinctive Absolutely Free® logo, together with the four major product attributes preceded by a check mark: Fat Free, Cholesterol Free, Lactose Free, and No Sugar Added, as well as a picture of the product all on a distinctive yellow background. We have registered both the name "Absolutely Free," and our distinctive font style with the United States Patent and Trademark Office.

Our two primary avenues of retail distribution are grocery stores and convenience stores. We sell ice cream bars primarily through grocery stores in cartons commonly referred to as "market packs." The market packs are constructed out of a clay coated kraft back paperboard commonly referred to as SUS Virgin Board. The paperboard has a smooth white top surface offering a good printing background and a smooth brown back. This type of board is commonly used in retail packaging because it provides excellent strength and stiffness. It is also moisture resistant, which helps maintain the integrity of the market pack while in a freezer space. The ice cream bars are individually wrapped and packaged as a single flavor, six to a market pack.

We will also offer certain flavors of the ice cream bars for sale as a single serve items. Our packaging for single serve, or "impulse items," is different from our market pack packaging. As with the market packs, we promote brand recognition by packaging our products in a distinctive manner. Each single serve package prominently displays the distinctive Absolutely Free® logo, together with the four major product attributes preceded by a check mark: Fat Free, Cholesterol Free, Lactose Free, and No Sugar Added, all on a distinctive yellow background. The ice cream bars are packaged in an opaque flexible film with the characteristic color, logo and product attributes described above. The film provides excellent protection for the product and provides a surface that is easy to print on. The flexible film protects the product better than traditional paper wrapping, which is easily torn.

We imprint each market pack and each single serve item with a plant code designating where the product was manufactured, as well as its manufacturing date. This data provides stores with the information they would need to track our products if any product needs to be removed in a product recall or because it has expired.

Lastly, in addition to traditional retail, we also plan to offer for sale all of our products to institutional foods service distributors who serve the education and health industries. The packaging for these instructional markets will be more specialized to meet the individual requirements of each specific market and has not yet been designed. Accordingly, no such sales have been made to date.

MANUFACTURING

We currently manufacture our products under strict supervision via two co-packing arrangements. Mr. Cookie Face, an unaffiliated ice cream manufacturer located in Lakewood, New Jersey manufactures all of our variegated bars (Double Chocolate Fudge Swirl, Double Swirl Sundae, Cappuccino Fudge Swirl and Dulce de Leche). Until earlier this year, they manufactured all of our products. However, to increase capacity and diversity our production capability, we contracted with Schoep’s Ice Cream, an unaffiliated ice cream manufacturer located in Madison, Wisconsin to manufacture our coated bars (Orange & Vanilla Cream and Peach Melba). We chose both Mr. Cookie Face and Schoep’s Ice Cream based upon their experience in manufacturing ice cream and ice cream novelties, as well as price considerations. Based upon our sales expectations for 2009, we believe that these two co-packers can provide us the capacity to manufacture sufficient product to meet all of our expected sales. However, should either one of these co-packers be unable to manufacture product for us, it could jeopardize our ability to meet our expected sales. As in our arrangement with Mr. Cookie Face, Schoep’s is required to maintain our high quality standards, and to do so in an efficient and effective manner. While we presently do not have a written contract with either Mr. Cookie Face, or with Schoep’s we have oral agreements with each of them to pay a fixed fee per case for manufacturing and packing the product. We expect that any contract we may enter with Mr. Cookie Face, Schoep’s, or any other manufacturer, would have an initial maturity of one year, with a right on our part to cancel the agreement on 60 days' notice at any time. We may provide and pay for some of the machinery our co-packers may need to make or package our products, but thus far we have not done so for either Mr. Cookie Face or Schoep’s. Our arrangements with Mr. Cookie Face and Schoep’s are not exclusive, and we may use other manufacturers if necessary or advantageous.

We attempt to have a quality assurance person on site at each co-packer during both the manufacturing and packaging of our final products, but this is not ways possible. However, each of the co-packers tests the products it is making for weight, appearance and other physical characteristics throughout its production run, and we review these production reports after the fact. Each co-packer also runs microbiological tests to insure that the product is not contaminated with any bacteria, and the finished products is not distributed until we receive the test results.

RAW MATERIALS

In both of our co-packing arrangements we purchase all of the necessary raw materials and packaging supplies. We presently purchase all of our raw materials and packaging from unrelated third-party sources. The cost of the raw materials and packaging is not fixed and, like all markets for commodities, the cost of these materials, and raw materials in particular, is subject to fluctuations based upon supply and demand. We have not experienced any shortages of raw materials or packaging materials to date. Any increase in the price of any raw materials or packaging above what we projected will reduce our projected profits unless we are able to pass along the increase by increasing our product's wholesale price. In an effort to control the prices of ingredients and packaging, we constantly look for more and alternative sources to provide these materials at a lower price without sacrificing quality.

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

Despite these factors, we believe the taste and quality of our products, and our unique product packaging, will enable us to compete in our market because

•

We are the only company presently offering ice cream novelties that are "fat free," cholesterol free, have no sugar added and have no lactose; and

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

MARKETING

According to the United States Department of Agriculture, almost 1.6 billion gallons of ice cream and related frozen desserts were produced in 2006 (most recent statistics available). This amounted to sales of about $23 billion. Of this amount, the USDA reported that reduced fat, light and low-fat products accounted for about 23.5% of sales. 86% of all ice cream is purchased from supermarkets. Convenience store sales were second at 11.4%. According to a study conducted by the International Ice Cream Association, ice cream and related frozen desserts are consumed by more than 90% of households in the United States. The total frozen novelty market in 2004 (most recent year available) was estimated at $2.4 billion, up 1.3% over 2003. 62% of all households purchasing ice cream purchase ice cream novelties. Ice cream bars are the most popular segment, amounting to 25% of the ice cream novelty market. (Source: International Ice Cream Association).

Recent consumer research from Mintel, a Chicago-based research firm, shows that in 2007, ice cream accounted for nearly 60% of total sales from ice cream, frozen novelties, sherbet and frozen yogurt combined. Frozen novelties made up over a third of sales (36%), while sherbet and frozen yogurt accounted for just 5%. According to the study, frozen novelties sales increased as convenience and healthy eating trends drove more people to frozen novelties. These products, unlike bulk ice cream, are portable and portion-controlled. The authors of the study believe that with today’s health-conscious consumer looking for a balance between nutrition and indulgence, options like portion-controlled ice cream bars are increasing in popularity.

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

•

Reduced fat ice cream contains at least 25% less total fat than the comparable product (either an average of leading brands, or our regular full fatted product)

All of our ice cream novelties fall within the "no fat" ice cream category, because they have 0 grams of fat per serving.

SALES AND DISTRIBUTION

We distribute primarily through non-exclusive distribution arrangements with regional broadline grocery and frozen food distributors, as well as regional ice cream distributors. We believe the market for "Good for You" frozen desserts is continuing to increase. We expect that our business will generally experience its highest volumes during the winter and spring months and lowest volumes during the late summer and fall months.

We intend to expand our market by making our products available for purchase in select national supermarkets, middle tier supermarkets and convenience stores. In many cases, the local managers of supermarket and convenience chain stores do not have the authority to determine on their own initiative which products the local stores will stock; district or higher level management authorizes local stores to stock specific products. We pursue these authorizations through efforts of our principal officers, and through the collective efforts of our employees and brokers. During 2006, we obtained authorizations to stock our products in approximately 1,500 stores representing about 20 supermarket chains. Since the 1st quarter of 2008, the Company has had its products for sale in 23 supermarket chains representing approximately 1,625 stores. The majority of these stores are national or well-known regional chains. However, this total does not include any convenience stores, smaller grocery stores or independent distributors for which we have also received authorizations.

Slotting charges

Supermarket chains generally are reluctant to give up shelf space to new products when existing products are performing. These chains often insist on payment of a "slotting charges" to authorize local stores to purchase a new product. “Slotting charges” are one time payments made to retail outlets to access their shelf space. These fees are common in most segments of the food industry and vary from chain to chain. While slotting payments are expensive, we believe that the only way to make our products available to a broad spectrum of consumers is to pay the charges required to have sale of our product authorized in the dominant supermarkets within a geographic area. To date we have been able to negotiate with almost all of our customers a program that allows us to pay for slotting with product, rather than with cash. Under this program we do not receive any payment for the product we ship to the store until after the cumulative cost of the product shipped is equal to the negotiated slotting payment. However, to the extent that a particular store chain does not order enough product to cover all of our slotting payments, we may have to make a cash payment for the difference between the agreed upon slotting payment and dollar value of the products sold to that chain. We cannot give any assurance that any new stores will agree to this arrangement to pay slotting with product rather than cash. Consequently, any expansion into new markets may be limited by the amount of cash we have available to pay for slotting fees.

Advertising

Television and radio advertising are not generally used in our industry. We intend to advertise in supermarket flyers, and by attractive point of sales advertising or signage on the ice cream freezers. We will also offer coupons for discounts generally ranging from $0.50 to $1.00. We also plan to advertise in professional trade journals to inform health care professionals who we believe can influence consumers' buying habits. Based upon our sales experience to date sales, on average, increased approximately 300% during periods when we promoted our product compared to periods when it was not promoted.

We believe that word-of-mouth will also help generate demand for our products. There are many Internet web sites dedicated to informing fellow consumers of the latest consumer trends, and of new and interesting products. Readers of the various web sites quickly pass this information to other readers. This type of marketing is commonly referred to as "buzz" or "viral" marketing. Buzz or viral marketing captures the attention of consumers and the media to the point where talking about your brand becomes entertaining, fascinating, and possibly newsworthy resulting in numerous people finding out about your products very quickly. We believe that buzz or viral marketing will only increase as more and more consumers use the Internet as their primary source of information. We believe our products will be excellent candidates for this type of marketing because the packaging is new and different and no other product in the marketplace can make the same claims: it tastes good and it's good for you. While in the past the Company has not used the services of a public relations firm to help tell its story, we are currently interviewing several firms to assist us in getting our message out to the public. Any work done by a public relations firm would be in addition to our in-store marketing initiatives.

Some of our competitors distribute their frozen desserts under a direct store distribution, or "DSD" system. Under this distribution system the distributor's employees deliver products directly to the retail ice cream cabinet rather than relying on employees of the retail outlet to maintain appropriate quantities and an appropriate mix of product in the store. The advantages of a DSD distribution are improved handling, quality control, flavor selection and retail display. However, the sales price for products sold to DSD distributors is approximately 15-20% less than products sold to broadline distributors because these distributors expect to be compensated for the extra service they provide. Beginning in January of 2008, we began using the services of a DSD distributor to service its accounts in the Metro New York area, while we continue to use broadline distributors for all of our other accounts. Sales from stores now serviced in 2008 by our DSD distributor have increased more than 20%, compared to 2007 when they were serviced by a broadline distributor. However, our gross margin on these sales is lower, due to the lower wholesale price, but we believe that the overall increase in sales is sufficient to warrant this type of distributor in the New York Metro area.

Supermarkets traditionally begin authorizing new products around January 1st of each year for orders that will begin in the spring of the following year. We have begun making presentations to new stores for product placement beginning in the spring of 2009, as well as presentations to existing stores to add additional products. Rather than focusing solely on obtaining authorizations from new stores, as we have usually done in the past, we are going to focus some of our attention on obtaining authorizations for additional products in existing stores. We presently expect the number of stores authorizing our products to increase in 2009 from 1,625 to about 2,000 stores, though we cannot give any assurance that we will reach those numbers. We will also be trying to increase the number of products for sale in the existing stores by one ort two additional SKUs.

INTELLECTUAL PROPERTY PROTECTION

Our products are not covered by any patents. We protect our primary formulas and processes as trade secrets. We believe that these formulas and processes give us a significant competitive advantage, and we have taken steps to maintain their confidentiality. These steps include requiring each our co-packers and vendors to sign a confidentiality and non circumvention agreement prohibiting disclosure of our proprietary formula. In addition, we limit the number of people who actually have access to our proprietary formula.

We have registered our trademark Absolutely Free® with the United States Patent and Trademark Office. The registration is for both Class 29: Dairy based food beverages, vegetable based food beverages and fruit based beverages, and Class 30: Frozen confections, ice cream, cheesecakes, grain based food beverages, and puddings. We have also trademarked Absolutely Natural®, as a potential name for an “all natural product,” and Absolutely Cool® as a potential name for a school product. Both of these trademarks were registered under Class 29: Dairy based food beverages, vegetable based food beverages and fruit based beverages, and Class 30: Frozen confections, ice cream, cheesecakes, grain based food beverages, and puddings.

REGULATION

We are regulated by various governmental agencies, including the U.S. Food and Drug Administration and the U. S. Department of Agriculture. Our co-packers must comply with all federal and local environmental laws and regulations relating to quality, waste management and other related land use matters. The FDA also regulates finished products by requiring disclosure of ingredients and nutritional information. The FDA can audit on us and can audit our co-packers to determine the accuracy of the information disclosed on our packaging. State and local laws may impose additional health and cleanliness regulations on our co-packers. Based on assurances from our current co-packer and from our former co-packer, we believe each co-packer is in compliance with these laws and regulations, and has passed all regulatory inspections necessary for the co-packer to continue operations, and for us to continue selling our products. We do not believe the cost of complying with applicable governmental laws and regulations is material to our business.

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

EMPLOYEES

As of December 31, 2008, we had only two full-time employees and one consultant. We do not have a collective bargaining agreement with any of our employees and we believe our relations with our employees are good.

ITEM 1A RISK FACTORS

You should carefully consider the following risk factors and the other information included herein as well as the information included in other reports and filings made with the Securities and Exchange Commission before investing in our common stock. The following factors, as well as other factors affecting our operating results and financial condition, could cause our actual future results and financial condition to differ materially from those projected. The trading price of our common stock could decline due to any of these risks, and you may lose part or all of your investment.

HOLDERS OF SOME OF OUR PROMISSORY NOTES WHICH ARE NOW IN DEFAULT COULD, IF THEY WERE TO SUCCESSFULLY ENFORCE THOSE NOTES IN A LAW SUIT, LEVY ON OUR ASSETS AND HAVE THEM SOLD TO SATISFY OUR OBLIGATIONS ON THE NOTES.

The $449,000 in principal amount of our 12% Notes held by some of our shareholders is in default, and we are not in a position to repay them. Holders of those notes could if they choose to sue on those notes, and if they were successful in their lawsuits they could levy on our assets and have those assets sold to satisfy the amounts we owe them.

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

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

In their report dated April 10, 2009, Mahoney Sabol & Company, LLC, stated that our financial statements for the fiscal year ended December 31, 2008, were prepared assuming that we would continue as a going concern. However, they also expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of losses suffered from operations and a working capital deficiency. We continue to experience operating losses. We can give no assurance as to our ability to raise sufficient capital or our ability to continue as a going concern.

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

WE DEPEND HEAVILY ON KEY PERSONNEL AND CONSULTANTS

We believe our success depends heavily on the continued active participation of our current executive officers. If we were to lose the services of one or more of these officers the loss could have a material adverse effect upon our business, financial condition or results of operations. In addition, to achieve our plans for future growth we will need to recruit, hire, train and retain other highly qualified technical and managerial personnel. Competition for qualified employees is intense, and if we cannot attract, retain and motivate these additional employees their absence could have a materially adverse effect on our business, financial condition or results of operations.

WE FACE STRONG COMPETITION FROM LARGER AND BETTER-CAPITALIZED COMPANIES.

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

WE DO NOT HAVE ANY PATENT PROTECTION FOR OUR INTELLECTUAL PROPERTY.

Our intellectual property consists of a proprietary recipe and manufacturing process. Together these two elements give us the ability to manufacture foods traditionally high in fat and added sugar without fat or added sugar. We decided not to seek a patent for this recipe, and the time for us to be able to seek patent protection for our process and recipe has passed. We believe that by treating the recipe and manufacturing process as a trade secret, we will have greater protection than a patent would give us, because a patent would become public knowledge. As a result, the only legal protection for our intellectual property is protection as a trade secret If our competitors were to learn our trade secrets, or develop their own methods of manufacturing competitive products, we might not be able to become profitable.

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

THE COSTS OF COMPLYING WITH GOVERNMENT REGULATIONS MAY IN THE FUTURE REDUCE OUR PROFIT POTENTIAL.

Our industry is highly regulated by the Federal government, as well as by State and local governments. We are subject to regulation at the federal level by the U.S. Food and Drug Administration and the U. S. Department of Agriculture. Co-packers that manufacturer our products must also comply with all federal and local environmental laws and regulations relating to air quality, waste management and other related land use matters. The FDA also regulates finished products by requiring disclosure of ingredients and nutritional information.

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

RISKS RELATED TO OUR STOCK

THE TERMS OF THE OUTSTANDING SERIES B CONVERTIBLE REDEEMABLE PREFERRED STOCK MAY MAKE IT DIFFICULT OR IMPOSSIBLE FOR US TO RAISE ANY ADDITIONAL FUNDS THROUGH THE SALE OF EQUITY SECURITIES WHILE THAT STOCK IS OUTSTANDING.

During the first and second quarter of 2008, we issued a total of 183,333 shares, including shares issued to the placement agent, of our Series B Convertible Redeemable Preferred Stock (Series B Preferred”) and raised a total $2.2 million, before fees and expenses

The Series B Preferred will be convertible into 18.33% of our common stock at the time of conversion of the first shares of that class. The effect of these provision is that 18.33% of the benefit of any future investment in common stock until the first share of Series B Convertible Redeemable Preferred Stock is converted will inure to the benefit of investors in the Series B Convertible Redeemable Preferred Shares rather than proportionately among existing holders of the common stock and common stock bought by the new purchasers. As a result of the protection given to the holders of Series B Convertible Redeemable Preferred Stock, it is highly unlikely that an investor would be willing to purchase common stock or other equity securities while the Series B Convertible Redeemable Preferred Stock are outstanding. We are entitled to force holders of the Series B Preferred Shares to convert under some circumstances, but to do so we must achieve hurdles of specified revenue or external financing. If we cannot raise the required additional capital we may never become profitable and may need to curtail or cease our operations.

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

ITEM 2. PROPERTIES

Our executive offices are presently located at 236 Centerbrook Road, Hamden, CT, 06518 on premises owned by the spouse of our President. The premises are used on a rent-free basis. We still plan to enter into a lease for approximately 1,000 – 1,500 square feet of general office and warehouse space, when and if we acquire the required financial resources.

ITEM 3. LEGAL PROCEEDINGS

Pioneer Logistics, Inc.(“Pioneer”) commenced, by summons and complaint dated July 8, 2008, an action against The Enlightened Gourmet, Inc. in the State of Connecticut Superior Court. The amount claimed is $32,422.42 for unpaid amounts due Pioneer. The Company did not dispute the amount owed, and Pioneer received a Default Judgment against the Company. The Company is trying to work out a payment plan with Pioneer.

The Company is not a party to any other legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

On February 11, 2008, shares of our common stock commenced quotation on the OTC Bulletin Board under the symbol ENLG. We cannot give any assurance that an active trading market for our common stock will continue to develop. The following table sets forth the range of high and low prices per share of our common stock for each period indicated during 2008.

Period	High	Low
1st Quarter, 2008	$0.150	$0.070
2nd Quarter, 2008	$0.095	$0.070
3rd Quarter, 2008	$0.080	$0.025
4th Quarter, 2008	$0.060	$0.003

Holders

As of December 31, 2008, there were approximately 250 holders our common stock. A precise number of holders is difficult to determine since many of the shares are held in a nominee name at various brokerage firms, rather than as certificated shares. The number of active record holders was determined from the records of our transfer agent and an estimate of the beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Action Stock Transfer Corporation, 7069 S. Highland Dr., Suite 300, Salt Lake City, UT 84121.

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

For the fiscal year ended December 31, 2008, we issued 3,680,000 Options pursuant to the Plan. No Options were forfeited.

Recent Sales of Unregistered Securities

Other than as stated herein, all shares of our restricted stock made during 2008 have been reported in a Current Report on Form 8-K or in a Quarterly Report on Form 10-Q.

During the 4th quarter of 2008, we issued a total of 9,012,785 restricted shares of our common stock to certain professionals and consultants in lieu of paying them in cash, for the services they provided to the Company.

EQUITY COMPENSATION PLAN INFORMATION

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as of the fiscal year ended December 31, 2008.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and other rights	Weighted-average exercise price of outstanding options, warrants and other rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	25,000,000	$0.0615	0

Equity compensation plans not approved by security holders	0	0	0

Total	25,000,000	$0.0554	0

ITEM 6.SELECTED FINANCIAL DATA

N/A

ITEM 7. MANAGEMENT'S DISCUSSION AND ALALYSIS OF FINANCIAL CONDITION AND REULTS OF OERPATION

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Forward-looking statements are, by their very nature, uncertain and risky.  These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our continued ability to make our product; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect our recipe; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

Although the forward-looking statements in this Annual Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us.  Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements.  You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

Overview.

Since January 1, 2006, the Company’s major activities have been producing and selling product, as well as attempting to expand our sales base.  Prior to January 1, 2006, the Company was a development stage company and recorded no revenues from sales.  The Company presently has its products for sale in approximately 1,625 stores; primarily in the New York Metro Area and in parts of southern New England.  Sales for the year ended 2008 were less than the comparable period of 2007, as the Company’s sales, like retail sales in general, were hampered by the economic recession.  However, sales to stores in upper level economic areas remained strong, compared to stores in middle, or lower income areas.  A substantial part of the Company’s gross revenue in both 2008 and 2007 was offset by either slotting payments to the various stores at which the Company’s products are sold, or for various promotional activities related to the products’ introduction.  Unlike 2007, the Company had no product disruptions and was able to deliver all of its orders on a timely basis.  The Company has made numerous presentations to authorize new SKUs in existing stores, as well as presentations to new stores.  The Company is still waiting to hear the decisions regarding these presentations.

Results of Operations.

During the year ended December 31, 2008, we recorded gross sales of $732,709 compared to $1,258,928 for the year ended 2007; a decline of $526,219.  The decline in sales was primarily due to the fewer number of stores that our products were authorized in 2008 compared to 2007.  Due to the production issues in 2007 that impacted us during our peak summer selling season, several supermarket chains discontinued the Company’s products at the end of third quarter of 2007 as a direct result of these disruptions. While our products experienced strong sales while we were able to make deliveries, the supermarkets would not tolerate our inability to make deliveries when ordered.  We were offered the opportunity to return to these stores in 2008, but would have had to pay additional slotting to do so.  Given the scarcity of capital, we decided not to do so.  Another reason for the decrease in sales was the economic recession which adversely affected sales, as consumers looked to conserve money by purchasing less expensive brands. While our products offer long term health benefits compared to regular full fatted ice cream, consumers are typically less likely to make short term sacrifices, by paying more for our products, to garner long term benefits.  Accordingly, our revenue for 2008 was significantly less than it was for 2007.  Nevertheless, our sales in the New York Metro Area, which did not experience the magnitude of shortages as some stores did, were quite strong.  In 2009, unlike previous years, we are going to focus more on increasing sales from our existing stores, rather than attempting to significantly increase the number of stores.  Lastly, unlike 2007, we did not experience any production interruptions.  All of the problems associated with the production issues in the summer of 2007 were resolved in 2007, and this was demonstrated by the fact that we made all of our deliveries in a timely basis.

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

All of our revenue during 2008 was from the sale of ice cream bars to supermarket chains.  We previously had limited sales of ice cream cups and ice cream sandwiches, but discontinued these products in late 2006 to focus on ice cream bars; a higher volume product.  Our Double Chocolate Swirl remained our best selling flavor in 2008; garnering about 39% of our sales.  Our Orange & Vanilla Cream bar, which was reworked to look and taste more like a traditional “50/50” bar remained our second best selling product representing about 35% of sales.  Our new Double Sundae Swirl bar, introduced in mid-2007, represented about 18% of sales in its first full year of availability and our Peach Melba bar represented 6% of sales.  We discontinued our Dulce de Leche bar due to lack of interest by the stores.  We are reintroducing our Cappuccino Fudge bar in 2009, which we expect to be an attractive flavor in the New York and New England markets where coffee flavored beverages are strong sellers.

There are several reasons why our Double Chocolate Swirl bar and Orange & Vanilla Cream bar are our best selling flavors, and why we believe in 2009, sales of the Double Sundae Swirl bar will continue to expand.  Principally, our sales are dramatically influenced by what the supermarket chains authorize us to sell in their respective stores.  The reasons supermarkets authorize a particular product are varied, but are directly correlated to what the supermarket chain or store already has for sale, as the stores want to have a variety of different items and flavors available for consumers to purchase, rather than having several different brands of the same product. Therefore, while we believe that all of our products appeal to consumers, if a particular supermarket chain or store doesn’t authorize a particular product, it will not be available for purchase at that respective chain or store.  Every store that we received an authorization from authorized the Double Chocolate Swirl bar.  Additionally, almost all of the stores authorized the Orange & Vanilla Cream bar. Consequently, it’s not surprising why these two bars were our best sellers, as compared to our other flavors, these two bars were for sale in almost every authorized store in 2008.  Additionally, vanilla and chocolate historically represent the two most popular flavors in the ice cream industry.  The Sundae Swirl bar has vanilla ice cream, as well as a chocolate and strawberry variegate so it has the most popular ice cream flavor (vanilla), as well as chocolate and strawberry.

The Company ended 2008 with its products authorized for sale in approximately 22 supermarket chains representing approximately 1,500 stores; primarily in the New York Metro area and southern New England.  On average these stores authorize, or carry about 2-3 items per store.  The Company expects the number of products authorized in these stores to increase to 3-4 items per store in 2009.

We have no manufacturing facilities of our own and we rely on third-party vendors, or co-packers, to manufacture our products. Unlike traditional co-packing arrangements where the co-packer is responsible for purchasing all of the raw materials to manufacture the items and then selling the completed product back to the marketing company at a profit to reflect its manufacturing costs, we are responsible for purchasing and maintaining the inventory of all of the necessary ingredients and packaging and then paying a separate fee to the co-packer to manufacture our products.  While the traditional method would be more efficient and effective for us, because we would not be responsible for purchasing and maintaining inventories of raw materials, the uniqueness of our products, coupled with the start-up nature of our company, precluded any co-packer from entering into such an arrangement at this time.

During 2008, we manufactured all of our ice cream bars at two co-packing facilities and we have no long term agreement to manufacture our products with either co-packer.  Having two co-packers will help diminish the potential adverse effects should either co-packer experience any production issues, or shortages.  To the extent that either co-packer is unable to manufacture our products going forward, or produce amounts that are sufficient to meet customer demands, we would not be able to fill all of our orders and, similar to what took place in 2007, we could be adversely impacted.  We have had discussions with each of our co-packers to determine the likelihood that they can continue to meet our need for increased production time.  Each co-packer has assured us that so long as we can continue to pay for such production in a timely basis, it has sufficient capacity to meet our projected needs through 2009.  We still anticipate the need to enter into a long-term production agreement with each co-packer once we can reasonably determine its sales for the next twelve to eighteen months.  Additionally, we believe that until we are more stable financially, co-packers will not be willing to enter into a long-term agreement since they cannot be reasonably assured we will be able to pay for such production.

The Company incurred a net loss of $2,774,367 for 2008, compared to a net loss $4,068,410 for the year ended December 31, 2007, or a difference of $1,294,043.  The net loss in 2008 was less than the loss for 2007 due to the fact that the Company had fewer sales in 2008, so its cost of goods sold was less in 2008 compared to 2007.  The Company also had lower slotting costs in 2008, as it added fewer stores in 2008 compared to 2007.  Lastly, a significant portion of the 2007 loss was due to a one time charge for not filing a registration statement on time ($1,093,749).

While the Company generated gross sales of $732,709 during the year, the supermarkets and stores deducted approximately $340,500, or 46.5% of sales, to pay for slotting charges, promotional fees and payment discounts.  Accordingly, the Company recorded only $392,209 in net revenue for the year.  The percentage of sales paid in slotting was considerably less in 2008, compared to 2007, which was $900,136, or 71.5% of sales, as slotting is typically only paid during the first year a product has been authorized by a store, and many of the stores the Company’s products were for sale in had already paid their slotting.  Slotting charges are typically one-time payments made to retail outlets to access their shelf space.  These fees are common in most segments of the food industry and vary from chain to chain.  The Company anticipates that until the rollout of its products to all stores in the country is completed, slotting expenses and discounts will continue to offset a portion of sales revenue.  However, over time, as more stores authorize the Company’s products, slotting payments should represent a smaller portion of gross revenues, as slotting payments are typically a one-time fee.  However, slotting fees are not a guarantee that a store will reauthorize our product from one year to the next.  For example, if sales of the Company’s products are not acceptable to the stores, the Company’s products may be discontinued, similar to what happened with certain supermarket chains the Company was selling to in 2007.  Additionally many stores, in an effort to boost their revenues are trying to get companies to pay slotting fees every year.  This so called, “pay to stay” practice is expensive for companies like ours and has caused us to stop selling to certain stores, because we feel it is unprofitable to pay slotting more than once.  Nevertheless, as the Company receives new store authorizations, or receives an order from an authorized store for a new product that was not previously authorized, additional slotting expenses will most likely be assessed.

The $2,774,367 loss for the year 2008 resulted primarily from (i) one-time slotting fees and discounts, (ii) the Company’s high cost of goods sold, and (iii) finance charges and interest expense as a result of the Company’s borrowings, and (iv) selling, general and administrative expenses.  Supermarkets deducted $340,500, or 46.5% of sales, during 2008 to pay for slotting charges, promotional fees and payment discounts.  The Company’s cost of goods sold, $557,043, or 76% of sales, while an improvement compared to 2007’s $1,075,662, or 85.5% of sales was still greater than expected, and our gross margin was lower than what we would like it to be. The Company has never had sufficient financial resources to purchase its raw materials in greater volume, so it still incurs smaller batch pricing.  The Company continues to believe it will be able to lower the cost of its ingredients and packaging if and when it can purchase these items in greater quantity.  Additionally, the Company incurred significant finance and interest charges during the year, even though it paid off almost $2 million of debt during the year.  The Company believes that as its sales increase, and the payments for slotting as a percentage of gross sales are eventually reduced, the Company’s working capital will improve.  Additionally, the Company expects that it will be able to purchase its raw materials, including packaging and ingredients, in sufficient volume to obtain discounts from what it has paid for these materials to date.  Lastly, the Company recently embarked on an offering to raise additional equity in an effort to pay off its existing debt, and to raise working capital.  This should also increase the Company’s cash flow as it will no longer have to service the debt it incurred over the past few years.

The Company’s selling, general and administrative expenses equaled $1,717,146 for the year.  Of this amount, $994,321 represented professional fees including legal, accounting and consulting fees, as well consultants’ reimbursable expenses.  The majority of this amount related to the various financial advisory and investment banking fees the Company paid to its financial advisors ($821,542). $117,426 represented sales and distribution expenses including brokerage commissions, cold storage and freight charges to deliver the Company’s products from both its co-packers to its clients.  $197,102 represented salaries and benefits and $10,071 was related to travel and entertainment expenses during the year primarily for the costs incurred in attending various sales meetings, trade conferences and making sales calls to the Company’s customers.  The balance was expended on related overhead.

The Company incurred significant finance and interest charges of $892,387 during the year related to all of its borrowings. $236,006 represented interest charges, $450,645 represented amortization charges and $205,736 represented non-cash interest costs associated with the value of the stock issued to lenders as additional compensation for providing loans to the Company.  The value of this stock is deemed as interest and therefore is included in the Company’s interest expense even though it is a non-cash transaction. The Company’s finance and interest charges of $892,387 for the year was $111,727 less compared to 2007, as the Company paid off a considerable portion of its debt in the first half of the year with proceeds from the sale of a preferred stock offering.

Demand for the Company’s products was increasing in the first part of the year, but then sales began to weaken as the economy slowed.  Sales for the second half of the year were less than expected, as consumers conserved their money and purchased less expensive brands.  Even though the Company’s products offer greater health benefits compared to full fatted ice cream, consumers appeared reluctant to spend more money in the short run for long term benefits.  However, the Company’s sales appear to have stabilized.  For example sales to our New York Metro distributor in the first quarter of 2008 were up over 18% compared to the same period in 2007.  The Company is optimistic about its sales for 2009, so long as it can continue to raise capital.

Liquidity and Capital Resources.

For the year ended December 31, 2008, the Company recorded a net loss of $2,774,367  compared to $4,068,410 for 2007. The Company’s total assets decreased by $350,654 to $475,428.  $185,415 of this decrease was attributable to the amortization of the Company’s deferred financings costs, and $77,236 was due to the Company drawing down its inventories, both raw materials and finished goods, as the Company was unable to obtain any short term financing for working capital.  Cash decreased by $3,611 to $2,629.  The prepaid management and consulting fees were reduced by $90,500, as the Company amortized the remaining prepayment on its books from 2007.  Accounts receivable, net of any discounts, increased $6,108 to $11,786 from $5,678 at December 31, 2008.

During the year the Company sold $2.2 million of preferred stock which was used primarily to pay off $1.4 million in bridge loans entered into in 2007.  The Company did not sell any additional equity during the year, but issued 625,184 shares of common stock to lenders for interest in lieu of cash payments totaling $49,593.  Additionally, the Company issued 9,012,785 shares of its common stock to various professionals in lieu of cash payments totaling $200,431.

The Company’s liabilities decreased by $1,519,702 to $2,068,748, as the remaining $590,000 face value of Company’s convertible debentures were converted to equity.  Additionally, the Company repaid $1.4 million of the bridge loans entered into in 2007.  The Company’s accounts payable increased by $86,419 to $445,811 and its accrued expenses increased by $87,693 to $474,338 primarily due to the interest accruals on all of the Company’s remaining indebtedness.

During 2008, the Company borrowed $92,500 from an affiliate of the Company’s investment banker.  Of this amount, $27,500 was repaid during the year.  Of the remaining $65,000, $50,000 is due on June 23, 2008 and $15,000 is due on demand.  The $50,000 promissory note accrues interest at the rate of 12%.  As additional compensation for the lender to enter into the $50,000 note, the Company issued the lender 750,000 warrants exercisable at $0.08 per share.  The warrants have a cashless exercise provision and expire on June 23, 2013.  The $15,000 does not bear any interest, and no additional consideration was given the lender for entering into this loan.  The Company also entered into several short term loans totaling $88,100 during the period July, 2008 to October, 2008 with another unaffiliated lender.  Each of these borrowings is due one year from the date of issuance and bears interest at the rate of 12%.  As additional compensation for the lender to enter into the $88,100 in notes, the Company issued the lender a total of 1,860,000 warrants exercisable at strike prices between $0.04 and $0.065 per share.  Each of the warrants has a cashless exercise provision and expires five years from the date of issuance.

The Company remains in default with five separate shareholder lenders, each of which is neither an officer or a director of the Company, for unsecured loans totaling $449,000.  The unsecured loans have been in default since 2006.  If the Company’s current equity offering is successful, the Company is looking to pay down a considerable portion of theses defaulted loans. The defaulted loans continue to accrue interest at the default rate of interest (18%).

Other than the typical 30 day grace period for paying vendors, the Company presently has no bank credit lines that it may rely on to fund working capital.  However, in the past many of the Company’s vendors have been willing to lengthen payment terms and generally accommodate the Company’s needs.  However, because of the Company’s continuing cash flow constraints, vendors have been less accommodating and several have requested payment in advance, or to be paid before shipping future orders. Nevertheless the Company continues to operate in spite of its cash position.

While the Company’s products continue to be accepted in the stores, and it is receiving repeat orders from all of its current customers, the Company is still dependent upon additional capital in the near term in the form of either debt or equity to continue its operations. This is necessary because the Company’s working capital is presently insufficient to pay for the necessary ingredients and packaging, as well as production costs to manufacture the Company’s expected orders, as well as to pay down its accounts payable and existing indebtedness beyond about 60 days from the date of this filing.  The Company has been able to finance its operations, but has never received sufficient capital at any given time not to have to focus considerable attention to raising capital.  Consequently, it is still dependent upon additional capital, particularly equity capital, to pay down its indebtedness to a more manageable amount and to insure its long term financial stability. Compounding the Company’s liquidity problem, the Company presently does not have any sources of credit that it can access on a ready basis. The Company requires additional capital in order to (i) purchase additional raw materials, including ingredients and packaging, as well as pay the cost of manufacturing its products all in a timely basis; (ii) pay advertising costs and other marketing expenses to promote the sale of its products; (iii) finish paying its slotting fees; (iv) repay its existing indebtedness including its accounts payable and (v) increase its corporate infrastructure.  It’s possible that the Company’s reputation may be damaged if it is not able to deliver its products to the supermarkets from which it has received orders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our company’s audited financial statements for the years ended December 31, 2008 and December 31, 2007 begin on page F-1 to this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9 A(T). CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of December 31, 2008, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures .. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls.

During the year ended December 31, 2008, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report of Internal Control over Financial Reporting.

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Our internal control over financial reporting are designed to provide a reasonable assurance of achieving their objectives. Our Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this evaluation, our management concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors, executive officers, significant employees, as well as their ages and the positions they held, as of December 31, 2008, are set forth below. Our directors hold office until our next annual meeting of stockholders and until their successors in office are elected and qualified. All of our officers serve at the discretion of our Board of Directors. On December 26, 2007, Alexander L. Bozzi, IV, the adult son of our President, resigned as Secretary of our company. On February 23, 2008, the Board of Directors appornted Alexander L. Bozzi, III, as Secretary and Treasurer of the Company. There are no other family relationships among our executive officers and directors.

Executive Officers and Directors

Name	Position	Age
Alexander L. Bozzi, III	Chairman of the Board, President, Chief Operating Officer , Treasurer, Secretary, Principal Executive Officer & Chief Accounting Officer	66
Geno Celella	Director	73

Significant Employees

Name	Position	Age
Ronald A. Boyle	Vice President, Sales	56

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

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act and the regulations of the SEC, our company’s executive officers, directors and 10 % beneficial owners must file reports of ownership and changes in ownership with the SEC. During the fiscal year ended December 31, 2008, the following offerices, directors and 10% shareholders were late in their filings: Paul. Taboada and AAR Accounts Family Ltd Partnership did not file Form 4s.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered to us by our Chief Executive Officer and all other executive officers in such years who received or are entitled to receive remuneration in excess of $100,000 during the stated periods.

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Non-qualified Preferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)
Alexander L. Bozzi, III President & Chairman	2008	45,500		0	19,500	0	0	0	65,000
	2007	78,000		0	249,000	0	0	0	327,000
Ronald A. Boyle Vice President, Sales	2008	104,800		0	8,840	0	0	0	113,640
	2007	105,000	12,000	0	33,200	0	0	0	150,200

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information as to options held by the officers named in the Summary Compensation Table.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Alexander L. Bozzi, III	1,950,000	7,050,000	0	$0.05	Oct., 2017	0	0	0	0
	75,000	1,425,000	0	$0.02	Oct., 2018	0	0	0	0
Ronald A. Boyle	400,000(1)	350,000	0	$0.10	Apr, 2015	0	0	0	0
	50,000(2)	950,000	0	$0.05	Oct., 2017	0	0	0	0
	34,000(3)	646,000	0	$0.02	Oct., 2018	0	0	0	0

(1) On April 15, 2005, Mr. Boyle was granted 750 options exerciable at $0.10 per share.

(2) On October 1, 2007, Mr. Boyle was granted 1,000,000 options exerciable at $0.05 per share.

(3) On October 1, 2008, Mr. Boyle was granted 680,000 options exerciable at $0.02 per share

Employment Agreements

We executed an employment agreement with Mr. Bozzi effective October 1, 2008. Prior to this date we had no such agreement with Bozzi. The agreement is for three years and pays Mr. Bozzi an annual salary of $78,000 per year. In addition to Mr. Bozzi’s cash compensation, we also agreed, on each anniversary of the agreement, to issue him that number of shares of our common stock equal to $165,000. We have not granted Mr. Bozzi any options or other stock awards, or any benefits payable upon the termination of employment, his resignation or retirement or a change in control of the Company. Additionally, the Board of Directors awarded Mr. Bozzi 1,500,000 options exercisable at $0.02 per share.

Director Compensation

Our directors have not received any fees for their services as a director; however, they are reimbursed for expenses incurred by them in connection with conducting the Company's business. Other than Alexander Bozzi, III, who in addition to his duties as a director is the Company’s President, no options were issued to any directors during the year ended December 31, 2008.

SUMMARY OF DIRECTOR COMPENSATION TABLE
Name & Principal Position	Fees Earned Or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Geno Celella, Director	0	0	0	0	0	0	0
Alexander L. Bozzi, Chairman	45,500		19,500	0	0	0	65,000

The following table identifies, as of March 31, 2008, the number and percentage of outstanding shares of common stock owned by (i) each person we know to own more than five percent of our outstanding common stock, (ii) each named executive officer and director, and (iii) and all our executive officers and directors as a group:

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Title of Class	Name & Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class(2)
Common Stock	AAR Accounts Family Ltd Partnership (3) c/o Attn: Andrew & Aniela Roth 17 Beverly Road Little Neck, NY 11363	21,881,462 (3)	11.8%
Common Stock	Milton B. Bayer (4) 67 Old Colony Road, Old Lyme, CT 06371	12,700,000 (4)	7.0%
Common Stock	Alexander L. Bozzi, III (5) c/o Joseph Levine & Associates 555 Sherman Avenue, Hamden, CT 06514	1,175,000 (5)	0.6%
Common Stock	Beulah J. Celella (6) 240 Park Road, West Hartford, CT 06119	9,500,000 (6)	5.2%
Common Stock	Geno Celella (7) 240 Park Road, West Hartford, CT 06119	1,075,000 (7)	0.6%
Common Stock	Marvanal, Inc.(8) c/o Joseph Levine & Associates 555 Sherman Avenue, Hamden, CT 06514	13,244,000 (8)	7.2%
Common Stock	Paul Taboada (9) c/o Charles Morgan Securities, Inc. 120 Wall Street New York, NY 10005	38,325,569 (9)	19.4%
Common Stock	All Officers & Directors as a Group (10)	11,750,000 (10)	6.5%

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

(2)

Based on 187,068,505 shares of common stock outstanding as of March 31, 2009. This total does not include any shares that may be issuable upon conversion of shares of the Company’s Series B Convertible Preferred Stock (“Series B Pfd.”).

(3)

Consists of 17,586,610 shares of common stock. Also includes 4,294,852 shares of common stock which the AAR Accounts Family Ltd Partnership has the immediate right to acquire pursuant to the conversion of 18,750 shares of the Series B Pfd.

(4)

Consists of 12,700,000 shares of common stock. Mr. Bayer is a former business partner of both Alexander Bozzi, III and Geno Celella.

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

(8)

Consists of 11,384,000 shares of common stock and 1,860,000 shares issuable upon exercise of 1,860,000 warrants at various exercise prices between $0.04 and $0.065 per share. Marvanal, Inc. is a Nevada Corporation. All of the outstanding shares of Marvanal, Inc. are owned by the adult children of our company’s President, Alexander Bozzi, III.

(9)

Includes 1,770,000 shares held by Mr. Taboada directly and 19,758,001 shares held by entities controlled by Mr. Taboada. Also includes 17,681,662 shares of common stock issuable upon conversion of 73,333 shares of Series B Convertible Preferred Stock held by entities controlled by Mr. Taboada, 1,087,500 shares held by Mr. Taboada’s minor children which he controls and 3,750,000 shares issuable upon exercise of 3,750,000 warrants held by Charles Morgan Securities, Inc. at various exercise prices between $0.06 and $0.08 per share

(10)

Includes shares owned or controlled by Alexander L. Bozzi, III, and Geno Celella and each of their spouses.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On September 27, 2004, we acquired Milt & Geno’s Frozen Desserts, Inc. (“M&G’s”) in a tax free stock merger, issuing 37,500,000 shares of our common stock in the merger. Four founders of our company, including Alexander L Bozzi, III, our President, and Geno Celella, one of our directors, together with Milton Bayer and Elliott Tertes, two other founders of our Company, collectively owned ninety-six percent (96%) of M&G’s. Prior to the merger Mr. Tertes was the sole trustee of a voting trust holding the power to vote the M&G’s shares beneficially owned by Messrs. Bayer and Celella. Therefore, Mr. Tertes controlled M&G’s by virtue of controlling seventy-two percent (72%) of the stock of M&G’s. We acquired M&G’s because we believed that company had certain formulas and recipes that would enhance our development. In addition, through the merger, we acquired the brand name and trade dress for M&G’s ice cream product Absolutely Free®, together with some limited inventory. We assumed less than $10,000 in liabilities in the transaction.

Transactions with Nutmeg Farms Ice Cream, LLC

Nutmeg Farms Ice Cream, LLC (“Nutmeg”) was a Connecticut Limited Liability Company based in West Hartford, CT that manufactured and co-packed our ice cream cups and sundaes until we voluntarily discontinued these items late in 2006. Nutmeg ceased doing business in the first quarter of 2008. While they no longer co-packed for us after 2006, they did perform some product testing for us in 2007. Nutmeg employed Geno Celella, one of our directors, but he had no equity interest in Nutmeg. We initially chose Nutmeg to manufacture our ice cream cups and sundaes because of their expertise in making and co-packing ice cream and ice cream novelties, as well as price considerations, and not solely because Nutmeg employed Mr. Celella. We negotiated the co-packing fees we paid Nutmeg at an “arm’s length” agreement and we believe they are comparable to those that would have been paid to an unaffiliated third party. We paid Nutmeg $10,115 for co-packing and $3,414 for product testing in 2006. We paid them $1,710 for product testing in 2007. We made no payments to Nutmeg in 2008.

Director Independence

None of our directors are independent directors, using the Nasdaq definition of independence.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES :

Audit Fees

The aggregate fees billed by Mahoney Sabol & Company, LLP, our auditors for professional services rendered for the audit of our annual financial statements and in connection with statutory and regulatory filings were $34,850 and $35,750 for the years ended 2008 and 2007, respectively. This category also includes the review of interim financial statements and services in connection with registration statements and other filings with the Securities and Exchange Commission.

Audit Related Fees

For the years ended 2008 and 2007, Mahoney Sabol & Company, LLP did not bill any fees relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above.

Tax Fees

For the years ended 2008 and 2007, Mahoney Sabol & Company, LLP billed $2,500 and $2,000 respectively for tax compliance, tax advice and tax planning services.

For the years ended 2008 and 2007, Mahoney Sabol & Company, LLP did not bill any fees for other products and services not described above.

ITEM 15. EXHIBITS

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

Exhibit 3.3 Certificate of Amendment to the Articles of Incorporation, as filed with the Secretary of State of Nevada on November 21, 2007

Exhibit 3. 4 Certificate of Designations for the Series B Preferred Stock (Incorporated by reference to exhibit 3.1 filed with the Company’s Current Report on Form 8-K on March 18, 2008.)

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

Exhibit 10.12 Employment Agreement between the Company and Alexander L. Bozzi, III,(Incorporated by Reference to exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2008.)

Exhibit 31.1 Certification of principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

Exhibit 31.2 Certification of principal executive officer p ursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

Exhibit 32. Certification of executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized ..

THE ENLIGHTENED GOURMET, INC ..

Date: April 15, 2009	By: / S/ ALEXANDER L. BOZZI, III
Alexander L. Bozzi, III
Chairman of the Board, President, Chief Operating Officer, Treasurer, & Secretary (Principal Executive Officer & Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated ..

Name	Position	Date

/S/ ALEXANDER L. BOZZI, III Alexander L. Bozzi, III	Chairman of the Board, President, Chief Operating Officer, Treasurer, Secretary, Principal Executive Officer, Chief Accounting Officer and Director	April 15, 2009

/S/ GENO CELELLA Geno Celella	Director	April 15, 2009

FINANCIAL STATEMENTS

THE ENLIGHTENED GOURMET, INC.

FINANCIAL STATEMENTS AND

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FOR EACH OF THE YEARS IN THE TWO YEAR PERIOD ENDED DECEMBER 31, 2008.

THE ENLIGHTENED GOURMET, INC.

FINANCIAL STATEMENTS FOR

EACH OF THE YEARS IN THE TWO YEAR PERIOD ENDED DECEMBER 31, 2008

Mahoney

Sabol & Company

CERTIFIED PUBLIC ACCOUNTANTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

The Enlightened Gourmet, Inc.

Hamden, Connecticut

We have audited the balance sheets of The Enlightened Gourmet Inc. (the “Company”) as of December 31, 2008 and 2007 and the related statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Enlightened Gourmet Inc. as of December 31, 2008 and 2007 and the results of its operations and its cash flows for each of the years in two-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has an accumulated deficit of approximately $10,546,017 and a working capital deficit of approximately $1,840,000.  These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mahoney Sabol & Company LLP

Certified Public Accountants

Glastonbury, Connecticut

April 10, 2009

95 Glastonbury Boulevard    T 860.541.2000    cpas@mahoneysabol.com

Glastonbury, CT 06033    F 860.541.2001    www.mahoneysabol.com

 THE ENLIGHTENED GOURMET, INC.

BALANCE SHEETS

For the Years ended December 31, 2008 and 2007

ASSETS
	2008	2007
CURRENT ASSETS:
Cash and cash equivalents	$2,629	$6,240
Accounts receivable	251,786	325,678
Less slotting fees	240,000	320,000
	11,786	5,678
Inventory
Finished goods	34,136	86,309
Raw materials	176,877	201,940
	211,013	288,249

Prepaid expenses	-	90,500
TOTAL CURRENT ASSETS	225,428	390,667

DEFERRED FINANCING COSTS	-	185,415

INTANGIBLE ASSETS	250,000	250,000

TOTAL ASSETS	$475,428	$826,082

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Convertible debenture	$-	$590,000
Accounts payable	445,811	359,392
Accrued expenses	474,338	386,645

Notes payable
Stockholders	449,000	449,000
Other	699,599	1,803,413
	1,148,599	2,252,413
TOTAL CURRENT LIABILITIES	2,068,748	3,588,450

STOCKHOLDERS’ DEFICIT:
Preferred stock, series B, $0.001 par value; 250,000 shares authorized
183,333 shares issued and outstanding	183	-
Additional paid in capital on preferred stock	1,938,174	-
Common stock, par value $0.001, 350,000,000 shares authorized,
185,068,505 shares issued and outstanding	185,069	169,430
Additional Paid in Capital	6,867,638	5,795,290
Accumulated Deficit	(10,546,017)	(7,771,650)
	(1,544,953)	(1,806,930)
Less: Treasury stock, 10,644,711 shares	(10,645)	(16,445)
Deferred financing costs	(27,722)	(292,951)
Unearned compensation	-	(646,042)
TOTAL STOCKHOLDERS’ DEFICIT	(1,593,320)	(2,762,368)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$475,428	$826,082

The accompanying notes are an integral part of these financial statements.

THE ENLIGHTENED GOURMET, INC.

STATEMENTS OF OPERATIONS

For the Years ended December 31, 2008 and 2007

	2008	2007

REVENUE:
Sales of products	$732,709	$1,258,928
Less discounts and slotting fees	(340,500)	(900,136)
NET REVENUE	392,209	358,792

COST OF SALES	557,043	1,075,662

GROSS MARGIN	(164,834)	(716,870)

EXPENSES:
Selling, general & administrative	1,717,146	1,253,677
Interest	892,387	1,004,114
Loss on registration financing arrangement	-	1,093,749
	2,609,533	3,351,540

LOSS BEFORE TAXES	(2,774,367)	(4,068,410)

INCOME TAX EXPENSE	-	-

NET LOSS	$(2,774,367)	$(4,068,410)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.03)

Weighted average number of
shares of common of stock outstanding	170,867,998	128,982,183

The accompanying notes are an integral part of these financial statements.

THE ENLIGHTENED GOURMET, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

					Additional		Deferred			Total
	Common Stock		Preferred Stock		Paid – In	Unearned	Offering	Accumulated	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Expense	Deficit	Stock	Equity

Balance at December 31, 2006	119,926,500	$119,926	-	$ -	$2,572,947	$(607,292)	$ -	$(3,703,240)	$(30,000)	$(1,647,659)

Issuance of common stock Pursuant to notes payable	6,300,000	6,300	-	-	308,700	-	-	-	-	315,000

Issuance of common stock for investment banking fee	8,237,501	8,237	-	-	403,640	-	(411,877)	-	-	-

Compensation expense related to stock option plan	-	-	-	-	86,953	-	-	-	-	86,953

Issuance of common stock for consulting services	7,719,155	7,719	-	-	378,239	(370,000)	-	-	-	15,958

Issuance of common stock pursuant to provisional settlement of stockholder debt	4,644,711	4,645	-	-	-	-	-	-	(4,645)	-

Issuance of common stock from Treasury as payment for convertible debenture obligation	-	-	-	-	891,800	-	-	-	18,200	910,000

Issuance of common stock as payment for accrued interest on convertible debenture	727,692	728	-	-	81,137	-	-	-	-	81,865

Issuance of common stock pursuant to a registration payment arrangement	21,874,977	21,875	-	-	1,071,874	-	-	-	-	1,093,749

Amortization of deferred financing cost	-	-	-	-	-	-	118,926	-	-	118,926

Amortization of unearned Compensation	-	-	-	-	-	331,250	-	-	-	331,250

Net loss	-	-	-	-	-	-	-	(4,068,410)	-	(4,068,410)

Balance at December 31, 2007	169,430,536	$169,430	-	$ -	$5,795,290	$(646,042)	$(292,951)	$(7,771,650)	$(16,445)	$(2,762,368)

The accompanying notes are an integral part of these financial statements.

THE ENLIGHTENED GOURMET, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

					Additional		Deferred			Total
	Common Stock		Preferred Stock		Paid – In	Unearned	Offering	Accumulated	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Expense	Deficit	Stock	Equity

Balance at December 31, 2007	169,430,536	$169,430	$ -	$ -	$5,795,290	$(646,042)	$(292,951)	$(7,771,650)	$(16,445)	$(2,762,368)

Issuance of common stock from treasury as payment for convertible debenture obligation	-	-	-	-	578,200	-	-	-	11,800	590,000

Issuance of common stock for consulting services	15,012,785	15,013	-	-	191,418	-	-	-	(6,000)	200,431

Issuance of common stock as payment for accrued interest on convertible debt	625,184	626	-	-	48,965	-	-	-	-	49,591

Issuance of preferred stock	-	-	172,083	172	3,441,488	-	-	-	-	3,441,660

Placement fees & expenses for issuance of preferred stock	-	-	-	-	(1,728,303)	-	-	-	-	(1,728,303)

Issuance of preferred stock as payment of note payable	-	-	11,250	11	224,989	-	-	-	-	225,000

Issuance of warrants pursuant to certain notes payable	-	-	-	-	77,701	-	-	-	-	77,701

Amortization of unearned compensation-	-	-	-	-	-	646,042	-	-	-	646,042

Amortization of deferred financing cost	-	-	-	-	-	-	-	265,229	-	265,229

Compensation expense for stock option plan	-	-	-	-	176,064	-	-	-	-	176,064

Net loss	-	-	-	-	-	-	-	(2,774,367)	-	(2,774,367)

Balance at December 31, 2008	185,068,505	$185,069	183,333	$ 183	$8,805,812	$ -	$(27,722)	$(10,546,017)	$(10,645)	$(1,593,320)

The accompanying notes are an integral part of these financial statements.

THE ENLIGHTENED GOURMET, INC.

STATEMENTS OF CASH FLOWS

For the Years ended December 31, 2008 and 2007

	2008	2007
CASH FLOWS FROM
OPERATING ACTVIVITIES:
Net Loss	$(2,774,367)	$(4,068,410)
Adjustments to reconcile net loss to net cash
used in operating activities:
Non-Cash stock based expense	-	864,445
Amortization of deferred financing costs	450,644	386,959
Amortization of debt discount	200,727	143,413
Increase (decrease) in sales allowances taken	(80,000)	108,769
Common stock compensation	376,496	47,208
Warrants	77,701	-
Stock based registration payment arrangement	-	1,093,749
Stock based management fee expense	646,042	331,250
Changes in Current Assets and Liabilities:
Accounts Receivable	73,892	(43,474)
Inventory	77,236	(169,167)
Prepaid Expenses	90,500	(55,000)
Accounts Payable	86,419	65,105
Accrued Expenses	87,693	302,887
NET CASH USED IN
OPERATING ACTIVITIES	(687,017)	(992,266)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deferred financing costs	-	(411,875)
NET CASH USED IN
INVESTING ACTIVITIES	-	(411,875)

CASH FLOWS FROM
FINANCING ACTIVITIES:
Proceeds from Convertible Debenture	-	100,000
Debt financing cost	(284,694)	-
Proceeds from Note	168,100	1,389,382
Payment on Note	(1,175,000)	(100,000)
Proceeds from the sale of Preferred Stock	1,975,000	-

NET CASH PROVIDED BY
FINANCING ACTIVITES	683,406	1,389,382

NET DECREASE IN CASH	(3,611)	(14,759)
CASH, BEGINNING	6,240	20,999

CASH, ENDING	$2,629	$6,240

Supplemental Disclosures of Cash Flow
Information and Schedule of Noncash investing
and financing activities:
Issuance of stock for payment of fees	$1,667,091	$-
Issuance of stock for payment of debt	$1,405,000	$910,000
Interest paid	$49,593	$13,050

The accompanying notes are an integral part of these financial statements.

THE ENLIGHTENED GOURMET, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years ended December 31, 2008 and 2007

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

The Company seeks to establish itself as a leading marketer and manufacturer of fat-free foods.  As of December 31, 2008, the Company’s products were authorized in 22 supermarket chains having approximately 1,500 stores.  This total does not include any convenience stores, smaller grocery stores or independent distributors for which we have also received authorizations. The Company’s major activities consist of producing and selling product and expanding its existing sales base; therefore management has determined that it is no longer a development stage entity.

Going Concern and Management’s Plan:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  However, the Company is presently still dependent upon additional capital in the form of either debt or equity to continue its operations. Additional capital is necessary, because the Company’s working capital is presently insufficient to pay for the necessary ingredients and packaging, as well as production costs to manufacture the Company’s present and expected orders beyond 60 days. Compounding this problem, the Company presently does not have any sources of credit that it can access on a ready basis.  In addition to needing additional capital to maintain it operations, the Company also needs to raise capital to pay for the various shareholder notes that are currently in default.  (See Note 4)

As shown in the accompanying financial statements, the Company incurred a net loss of $2,774,367 during the year ended December 31, 2008.  Additionally, as of that date, the Company’s current liabilities exceeded its current assets.  Those factors, and those described above, create an uncertainty about the Company’s ability to continue as a going concern.  Management is developing a plan to (i) continue to contain overhead costs, (ii) increase sales (iii) significantly increase gross profits by reducing the slotting fees to be paid in 2009 and (iv) raise additional capital.  These steps, if successful, together with the monies raised throughout 2008 (see Note 13) and 2009 provide management with a course of action they believe will allow the Company to deal with the current financial conditions and continue its operations.  However, no assurances can be given that this financing will be completed, nor are there any assurances that it will be on terms acceptable to us.

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

Intangible Assets and Debt Issuance Costs:

Management assesses intangible assets for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable.  For other intangible assets, the impairment test consists of a comparison of the fair value of the intangible assets to their respective carrying amount.  The Company uses a discount rate equal to its average cost of funds to discount the expected future cash flows.  There were no intangible assets deemed impaired as of December 31, 2008 or 2007.

Debt issuance costs are amortized over the life of the related debt or amendment.  Amortization expense for debt issuance costs for the years ended December 31, 2008 and 2007 were $450,644 and $386,959 respectively.

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

Shipping and Handling Costs:

Shipping and handling costs are included in Selling, General and Administrative expense and are expensed as incurred. In 2008 and 2007 shipping and handling costs totaled $58,416 and $89,418, respectively.

Advertising and Promotions:

Advertising and promotional costs including print ads, commercials, catalogs, brochures and co-op are expensed during the year incurred.  Advertising and promotional costs totaled $66,362 in 2008 and $47,332 in 2007.

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

The Company will recognize accrued interest and penalties related to uncertain tax positions in income tax expense.  As of April 1, 2009, the Company did not have any tax-related interest or penalties.  The Company files income tax returns in the U.S. Federal and various state jurisdictions.  The Company is not currently under examination by The Internal Revenue Service (IRS) of any other state jurisdictions.  The tax years 2004-2006 remain subject to examination.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring the fair value of assets and liabilities, and expands disclosure requirements regarding the fair value measurement.  SFAS 157 does not expand the use of fair value measurements.  This statement, as issued, is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  FASB Staff Position (FSP) FAS No. 157-2 was issued in February 2008 and deferred the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 2008. As such, the Company adopted SFAS 157 as of January 1, 2008 for financial assets and liabilities only. There was no significant effect on the Company’s financial statements.  The Company does not believe that the adoption of SFAS 157 to non-financial assets and liabilities will significantly effect its financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141”).  SFAS 141 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquired and the goodwill acquired.  SFAS 141 also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  SFAS 141 is effective for fiscal years beginning after December 15, 2008. The Company will apply the provisions of SFAS 141 to any acquisition after January 1, 2009.

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

NOTE 4.

NOTES PAYABLE:

Stockholders

(a) A stockholder, on December 21, 2005, made cash advances to the Company of $245,000 (the “December 2005 Promissory Note”), which is $5,000 less than its face value of $250,000, resulting in a discount.  The December 2005 Promissory Note did not accrue interest and is prepayable by the Company without penalty at any time.  The borrowing was due and payable on April 1, 2006.  In consideration of making the December 2005 Promissory Note, the lender received 666,667 warrants exercisable at $0.15 per share. Following a Black Scholes valuation model, the value of a warrant was $0.0463, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $31,000, which has been fully amortized.  This December 2005 Promissory Note was refinanced with the stockholder under identical terms and conditions and the new maturity date was July 1, 2006 (the “April Promissory Note”).  In consideration of making the April 2006 Promissory Note the lender received an additional 666,667 warrants exercisable at $0.15 per share.  Following a Black Scholes valuation model, the value of a warrant was $0.0437, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $29,133, which has been fully amortized.  The April Promissory Note is in default for failure to pay the principal when due at maturity.  Since July 1, 2006, the April Promissory Note has borne interest at the rate of 18% per annum.  Accrued interest for this Promissory Note is $112,500 and $67,438 as of December 31, 2008 and 2007 respectively.

(b) Another stockholder, on February 28, 2006, made cash advances to the Company of $94,000 (the “February 2006 Promissory Note”), which is $6,000 less than its face value of $100,000, resulting in a discount.  The February 2006 Promissory Note did not accrue interest.  The borrowing was due and payable on August 15, 2006.  In consideration of making the February 2006 Promissory Note, the lender received 266,667 warrants exercisable at $0.15 per share.  Following a Black Scholes valuation model, the value of a warrant was $0.0463, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $11,893, which has been fully amortized.  The February 2006 Promissory Note is in default for failure to pay the principal when due at maturity.  Since August 15, 2006, the February 2006 Promissory Note has borne interest at the rate of 18% per annum.  Accrued interest for this Promissory Note is $42,750 and $24,805 as of December 31, 2008 and 2007 respectively.

(c) Another stockholder, on March 10, 2006, made cash advances to the Company of $22,560 (the “March 2006 Promissory Note”), which is $1,440 less than its face value of $24,000, resulting in a discount.  The March Promissory Note did not accrue interest.  The borrowing was due and payable on August 15, 2006.  In consideration of making the March 2006 Promissory Note, the lender received 64,000 warrants exercisable at $0.15 per share.  Following a Black Scholes valuation model, the value of a warrant was $0.0436, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $2,854, which has been fully amortized.  The March 2006 Promissory Note is in default for failure to pay the principal when due at maturity.  Since August 15, 2006, the March 2006 Promissory Note has borne interest at the rate of 18% per annum.  Accrued interest for this Promissory Note is $10,260 and $5,953 as of December 31, 2008 and 2007 respectively.

(d) Another stockholder, on May 1, 2006, made cash advances to the Company of $23,875 (the “May 2006 Promissory Note”), which is $1,125 less than its face value of $25,000 resulting in a discount.  The May 2006 Promissory Note did not accrue interest.  The borrowing was due and payable on September 1, 2006.  In consideration of making the May 2006 Promissory Note, the lender received 83,333 warrants exercisable at $0.15 per share.  Following a Black Scholes valuation model, the value of a warrant was $0.0467, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $3,600, which has been fully amortized.  The May 2006 Promissory Note is in default for failure to pay the principal when due at maturity.  Since September 1, 2006, the May 2006 Promissory Note has borne interest at the rate of 18% per annum.  Accrued interest for this Promissory Note is $10,500 and $5,992 as of December 31, 2008 and 2007 respectively.

(e) Another stockholder, on April 27, 2006, made cash advances to the Company of $47,750 (the “April 2006 Promissory Note”), which is $2,250 less than its face value of $50,000 resulting in a discount.  The April 2006 Promissory Note did not accrue interest. The borrowing was due and payable on July 31, 2006.  In consideration of making the April 2006 Promissory Note, the lender received 133,333 warrants exercisable at $0.15 per share.  Following a Black Scholes valuation model, the value of a warrant was $0.046, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $5,700, which has been fully amortized.  The face value of the April 2006 Promissory Note ($50,000) was refinanced with the same stockholder with a new maturity date of December 1, 2006 and a stated interest rate of twelve percent (12%) (the “July 2006 Promissory Note”). In consideration of making the July 2006 Promissory Note, the lender received 266,667 warrants exercisable at $0.15 per share.  Following a Black Scholes valuation model, the value of a warrant was $0.047, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $12,534, of which $5,837 has been fully amortized.  The stockholder agreed to extend the terms of the July 2006 Promissory Note as of December 1, 2006, with a maturity date of April 1, 2007 (the “December 2006 Promissory Note”).  The stockholder received an additional 266,667 warrants exercisable at $0.05 per share.  Following the same Black Scholes valuation model as previously, the value of a warrant was $0.0155, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $4,133, of which approximately $1,001 was amortized through December 31, 2006.  The December 2006 Promissory Note is now in default for failure to pay the principal when due at maturity. Since April 1, 2007, the December 2006 Promissory Note has bore interest at the rate of 18% per annum.  Accrued interest for this Promissory Note is $18,750 and $6,750 as of December 31, 2008 and 2007 respectively.

The following summarizes the stockholders notes as of December 31, 2008 and 2007:

Stockholder Notes in Default:

(a) Note matured July 1, 2006	$250,000
(b) Note matured August 15, 2006	100,000
(c) Note matured August 15, 2006	24,000
(d) Note matured September 1, 2006	25,000
(e) Note matured April 1, 2007	50,000

Total Stockholder Notes outstanding	$449,000

On June 13, 2007, each stockholder lender entered into an agreement to accept their pro rata amount of an aggregate of 4,644,711 shares of common stock in provisional satisfaction of the indebtedness represented by the Stockholder Notes in default.  Under the terms of these agreements, each stockholder lender may, for a period of 30 days following the date that the Securities and Exchange Commission (“SEC”) declares effective the Registration Statement filed by the Company on Form SB-2 with the SEC on June 18, 2007, sell these shares, or, at their option, elect to return their shares of common stock to the Company, in whole or in part, and have all or a portion of their Stockholder Note reinstated.

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

Bridge Loan Financing

During the period March 15, 2007 through November 21, 2007 the Company entered into eight promissory notes (collectively the “2007 Promissory Notes”) with a combined face value $1,975,000.  Each of the 2007 Promissory Notes were due one year from the date of its issuance and accrue interest at the annual rate of 12%.  The Company pledged all of its tangible and intangible assets as security for each of the 2007 Promissory Notes.  However, this security interest in the Company’s assets was subordinate to the security interest granted to the Convertible Notes described in this Note 5.  In consideration of making the 2007 Promissory Notes, the lenders received a total of 6.3 million shares of the Company’s common stock valued at $0.05 per share, which resulted in an additional debt discount and corresponding additional paid in capital of $315,000 which was amortized over the life of the loan.  The following is the dollar amount of bridge loans outstanding as of December 31:

	Year Ended	Year Ended
	December 31, 2008	December 31, 2008
Face Value of Bridge Loans Outstanding	$575,000	$1,975,000
Less: Debt discount due to share issuance	-	171,587
Net Bridge Loans Outstanding	$575,000	$1,803,431

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

Working Capital Notes

On July 14, 2008, July 28, 2008, July 31, 2008, August 29, 2008, and October 22, 2008, the Company sold to a single accredited investor (“Investor”), five unsecured promissory notes (the “July-Oct 2008 Promissory Notes”).  The respective amounts of each of the July-Oct 2008 Promissory Notes are: $12,000, $35,000, $11,500, $25,000 and $4,600.  Each of the July-Oct 2008 Promissory Notes accrues interest at the annual rate of 12% and is due one year from its date of issuance.  As additional compensation to purchase the July-Oct 2008 Promissory Notes, the Investor was issued 250,000 warrants exercisable at $0.065 per share for the July 14th Note, 650,000 warrants exercisable at $0.06 per share for the July 28th Note, 250,000 warrants exercisable at $0.06 per share for the July 31st Note, 575,000 warrants exercisable at $0.05 per share for the August 29th Note, and 135,000 warrants exercisable at $.04 per share for the October 22, 2008 Note.  This resulted in a debt discount of $49,126 and corresponding additional paid in capital which will be amortized over the life of the loans.  Each of the warrants expires five years after the date of its issuance.  The July-Oct 2008 Promissory Notes were sold in a private transaction arranged by the Company.  Accordingly, no compensation was paid to any broker or placement agent.

On June 23, 2008, the Company sold to a single accredited investor (“Investor”), an unsecured promissory notes (the “June 2008 Promissory Note”) in the amount of $50,000.  The June 2008 Promissory Note accrues interest at the annual rate of 12% and is due one year from its date of issuance.  Additionally, as additional compensation to purchase the June 2008 Promissory Note the Investor was issued 750,000 warrants exercisable at $0.08 per share.  The warrants have a cashless exercise provision and expire on June 23, 2013.  Following a Black Scholes valuation model, the value of a warrant was $0.038, which resulted in a debt discount and corresponding additional paid in capital of approximately $28,575, which is being amortized over the term of the loan.  The June 2008 Promissory Note was sold in a private transaction arranged by the Company.  Accordingly, no compensation was paid to any broker or placement agent.

On July 31, 2008 and September 5, 2008, the Company’s investment banker, Charles Morgan Securities, Inc., (“CMS”) arranged for two unsecured loans; each in the amount of $15,000 (the “CMS Notes”).  Each of the CMS Notes was arranged as a professional courtesy and accrue no interest, and are due 30 days from the date they were issued.  Neither loan has been repaid nor have the lenders taken any action against the Company.  CMS did not charge any placement agent, or additional investment banking fees for arranging these borrowings.

NOTE 5.

CONVERTIBLE DEBENTURES:

During 2007, the Company sold, to a group of outside investors (“Note Purchasers”), 12% Convertible Notes (“Convertible Notes”). The Convertible Notes were sold in private transactions arranged through Charles Morgan Securities, Inc. (“CMS”) pursuant to a Placement Agreement (the “Placement Agreement”) between the Company and CMS, which provides for the private placement by CMS of up to $1,500,000 aggregate principal amount of Convertible Notes.  As of December 31, 2007, $1,500,000 of Convertible Notes were issued and the net proceeds received by the Company.  The Convertible Notes issued are, pursuant to the terms of the Convertible Notes, convertible into shares of the Company’s Common Stock at the rate of $.05 per share.  No beneficial imbedded conversion benefit was recognized due to the conversion price being equal to or greater than the fair value of the Common Stock.

The Convertible Notes are secured by a lien upon the Company’s accounts receivable and general intangibles and a pledge of 30,000,000 shares of the Company’s Common Stock, which shares of Common Stock have been issued as treasury stock, which does not affect the Company’s net stockholders’ deficit.

In connection with the sale of the Convertible Notes, CMS received (i) a placement fee equal to 10% of the aggregate proceeds ($150,000 at December 31, 2007); (ii) a non-accountable expense allowance equal to 3% of the aggregate proceeds ($45,000 at December 31, 2007), and a common Stock Purchase Warrant (the “Warrant”) to purchase shares equal to 10% of shares issuable upon conversion of the Convertible Notes; 3,000,000 shares  at December 31, 2007).  The Warrant is exercisable at $.06 per share.  The Company recognized the amounts paid to CMS for its accountable and non-accountable expenses and legal costs totaling $197,000 as deferred financing costs.  These costs were amortized as an expense using the interest method until the Convertible Notes were repaid.

During the last quarter of 2007 and the first nine months of 2008, lenders representing $1,500,000 converted their debt to equity.  The Company issued 30,000,000 common shares from Treasury in satisfaction of the debt.  In addition, 1,352,876 common shares valued at $0.1125 were issued for payment of accrued interest totaling $131,459.  Accrued interest unpaid as of December 31, 2008 and 2007 totaled $81,865 and $87,213 respectively.

Pursuant to the terms of the Convertible Notes, the Company was obligated to file a registration statement with the Securities and Exchange Commission within 90 days of closing the Convertible Notes.  Because the Company did not file such registration statement within this 90 day period, the Company was obligated to issue to the holders of such notes an aggregate amount of 21,874,977 shares of common stock of the Company.  The shares were issued on December 31, 2007 pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended.

NOTE 6.  PREFERRED STOCK

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

As of December 31, 2008, CMS has sold 110,000 shares of the Series B Preferred ($2,199,947).

In connection with the sale of the Series B Preferred, CMS received (i) a placement fee equal to 10% of the aggregate proceeds ($220,000 at September 30, 2008); (ii) a non-accountable expense allowance equal to 3% of the aggregate proceeds ($66,000 at September 30, 2008), and (iii) 73,333 shares of the Series B Preferred.

NOTE 7.

COMMON STOCK:

During the years ended December 31, 2008 and 2007, the Company issued no shares of common stock in connection with private placement offerings.

NOTE 8.

STOCK BASED COMPENSATION:

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

A summary of the option awards under the Company’s Stock Option Plan as of December 31, 2008 and changes during the two-year period ended December 31, 2008 is presented below:

Stock Option Summary
		Weighted
		Average
		Stock
Stock Options	Shares	Price
Outstanding, January 1, 2007	2,820,000	$0.14
Granted, 2007	18,500,000	$0.05
Granted, 2008	3,680,000	$0.02
Exercised	-	-

Outstanding at December 31, 2008	25,000,000	$0.0554

Options vested at December 31, 2008	6,544,000	$0.0715

At December 31, 2008, the average remaining term for outstanding stock options is 8.8 years.

A summary of the status of non-vested shares under the Company’s Stock Option Plan, as of December 31, 2008 and changes during the two-year period ended December 31, 2008 is presented below:

Non-Vested Option Summary
		Weighted
		Average
		Stock
Stock Options	Shares	Price
Non-vested, December 31, 2006	1,085,000	$0.14
Non-vested, December 31, 2007	13,875,000	$0.05
Granted during 2008	3,496,000	$0.02

Total Non-vested, December 31, 2008	18,456,000	$0.0497

As of December 31, 2008 and 2007, there was a total of $686,666 and $785,961 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Stock Option Plan, respectively. That cost is expected to be recognized over a weighted-average period of 7 years.  This disclosure is provided in the aggregate for all awards that vest based on service conditions.

NOTE 9.

INCOME TAXES

As of December 31, 2008 and 2007, the Company had deferred tax assets of approximately $3,600,000 and $2,700,000, respectively, with equal corresponding valuation allowances in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”).

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

Income tax payments were approximately zero in 2008 and 2007, respectively.

At December 31, 2008, the Company has loss carry-forwards available to reduce future taxable income and tax thereon.  The carry-forwards will expire as outlined in the following table:

Federal Expiration			State Expiration
	Federal	State
2024	$67,516	$63,216	2009
2025	1,026,016	1,026,016	2010
2026	2,145,548	2,143,198	2011
2027	3,420,263	3,417,596	2012
2028	2,113,344	2,110,677	2013
TOTALS	$8,772,687	$8,760,703

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

NOTE 11.

RELATED PARTIES:

Nutmeg Farms Ice Cream, LLC (“Nutmeg”)

Nutmeg formerly manufactured and co-packed all of the Company’s ice cream cups.  The Company discontinued selling ice cream cups late in 2006 and, consequently, no longer employs Nutmeg as a co-packer.  However, while they no longer co-pack for the Company, they are involved in certain product testing for the Company.  Nutmeg employs a director of the Company.  The Company did not incur any costs to Nutmeg for the years ending December 31, 2008 and 2007.

NOTE 12.

CONCENTRATION OF CREDIT RISK:

The Company has one major customer that accounted for approximately 29% of gross sales, another customer that accounted for 15% of gross sales and a third customer that accounted for 14% of gross sales during 2008.  Additionally, net of slotting allowances, as of December 31, 2007, one customer accounted for 36% of accounts receivables at year end, one customer accounted for 20% of accounts receivable and two customer accounted for approximately 15% of receivables each.

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

NOTE 14.

SUBSEQUENT EVENTS:

On February 4, 2009, pursuant to an employment agreement executed September 15, 2008 by and between the Company and Alexander L. Bozzi, III, the Company’s president (“Bozzi”), the Company issued Bozzi 8,250,000 shares of restricted common stock. Pursuant to the agreement, the number of shares issued was equal to $165,000 divided by $0.02, which was the volume weighted average price of the Company’s common stock for the five trading days beginning on January 2, 2009.

On February 6, 2009, the Company issued 500,000 shares of the Company’s unregistered common stock in full satisfaction of $10,000 of consulting fees due to a consultant retained by the Company

On February 5, 2009, to obtain funding for working capital, the Company entered into a loan agreement with an accredited investor for the sale of a $100,000 12% Promissory Note (the “Note”).  In connection with this transaction, the Company issued the Investor 1,500,000 restricted shares of common stock.  The Note bears interest at 12% and is due upon the earlier of one year from the date of issuance, or with the first proceeds received by the Company from its next capital raise.  The full principal amount of the Note is due upon default under the terms of Note.

On February 17, 2009, to obtain funding for working capital, the Company entered into a loan agreement with an accredited investor for the sale of an $18,000 Promissory Note (the “Note”).  The Note was discounted by $3,000 and bears no interest.  In connection with this transaction, the Company issued the Investor 225,000 restricted shares of common stock.  The Note is due May 18, 2009. The full principal amount of the Note is due upon default under the terms of Note.