Form 10-Q
period 2009-03-31
Enlightened Gourmet, Inc.
filed 2009-06-22
CIK 1342882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2009

OR

     . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ______ to______

Commission file number 0-51597

THE ENLIGHTENED GOURMET, INC.

(Name of Small Business Issuer as Specified in its Charter)

Nevada	32-0121206
(State of Incorporation)	(I.R.S. Employer Identification No.)

236 Centerbrook, Hamden, CT 06518

(Address of principal executive offices)  (Zip Code)

Issuer’s Telephone Number: 203-230-9930

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X .. No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      .Yes      . No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	.	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      .. No  X .

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 17, 2009, 187,068,505 shares of the issuer's Common Stock were issued and 176,423,794 were outstanding

THE ENLIGHTENED GOURMET, INC.

ITEM 1. FINANCIAL STATEMENTS

THE ENLIGHTENED GOURMET, INC.

BALANCE SHEETS

As of March 31, 2009 and December 31, 2008

ASSETS
	(Unaudited)
	March 31,	December 31,
	2009	2008
CURRENT ASSETS:
Cash and cash equivalents	$49	$2,629
Accounts receivable	311,213	251,786
Less slotting fees	300,000	240,000
Accounts receivable, net	11,213	11,786
Inventory
Finished goods	27,054	34,136
Raw materials	200,318	176,877
Total inventory	227,372	211,013

TOTAL CURRENT ASSETS	238,634	225,428

DEFERRED FINANCING COSTS	11,220	-

INTANGIBLE ASSETS	250,000	250,000

TOTAL ASSETS	$499,854	$475,428

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$484,675	$445,811
Accrued expenses	549,744	474,338

Notes payable
Stockholders	449,000	449,000
Other	808,055	699,599
	1,257,055	1,148,599
TOTAL CURRENT LIABILITIES	2,291,474	2,068,748

STOCKHOLDERS’ DEFICIT:
Preferred stock, series B, $0.001 par value; 250,000 shares authorized
183,333 shares issued and outstanding	183	183
Additional paid in capital on preferred stock	1,938,174	1,938,174
Common stock, par value $0.001, 350,000,000 shares authorized,
187,068,505 shares issued and outstanding	187,069	185,069
Additional Paid in Capital	6,952,139	6,867,638
Accumulated Deficit	(10,858,540)	(10,546,017)
	(1,780,975)	(1,544,953)
Less: Treasury stock, 10,644,711 shares	(10,645)	(10,645)
Deferred financing costs	-	(27,722)
Unearned compensation	-	-
TOTAL STOCKHOLDERS’ DEFICIT	(1,791,620)	(1,593,320)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$499,854	$475,428

The accompanying notes are an integral part of these financial statements.

THE ENLIGHTENED GOURMET, INC.

STATEMENTS OF OPERATIONS

For the Three Months ended March 31, 2009 and 2008

	March 31, 2009	March 31, 2008

REVENUE:
Sales of products	$64,194	$190,893
Less discounts and slotting fees	(60,000)	(15,382)
NET REVENUE	4,194	175,511

COST OF SALES	65,933	102,840

GROSS MARGIN	(61,739)	(72,671)

EXPENSES:
Selling, general & administrative	154,510	424,058
Interest	96,274	337,278
	250,784	761,336

LOSS BEFORE TAXES	(312,523)	(688,665)

INCOME TAX EXPENSE	-	-

NET LOSS	$(312,523)	$(688,665)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)

Weighted average number of
shares of common of stock outstanding	186,502,571	169,581,073

The accompanying notes are an integral part of these financial statements.

THE ENLIGHTENED GOURMET, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

					Additional		Deferred			Total
	Common Stock		Preferred Stock		Paid – In	Unearned	Offering	Accumulated	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Expense	Deficit	Stock	Equity

Balance at December 31, 2007	169,430,536	$169,430	-	$ -	$5,795,290	$(646,042)	$(292,951)	$(7,771,650)	$(16,445)	$(2,762,368)
Issuance of common stock from treasury as payment for convertible debenture obligation	-	-	-	-	578,200	-	-	-	11,800	590,000
Issuance of common stock for consulting services	15,012,785	15,013	-	-	191,418	-	-	-	(6,000)	200,431
Issuance of common stock as payment for accrued interest on convertible debt	625,184	626	-	-	48,965	-	-	-	-	49,591
Issuance of preferred stock	-	-	172,083	172	3,441,488	-	-	-	-	3,441,660
Placement fees & expenses for issuance of preferred stock	-	-	-	-	(1,728,303)	-	-	-	-	(1,728,303)
Issuance of preferred stock as payment of note payable	-	-	11,250	11	224,989	-	-	-	-	225,000
Issuance of warrants pursuant to certain notes payable	-	-	-	-	77,701	-	-	-	-	77,701
Amortization of unearned compensation	-	-	-	-	-	646,042	-	-	-	646,042
Amortization of deferred financing cost	-	-	-	-	-	-	265,229	-	-	265,229
Compensation expense for stock option plan	-	-	-	-	176,064	-	-	-	-	176,064
Net loss	-	-	-	-	-	-	-	(2,774,367)	-	(2,774,367)
Balance at December 31, 2008	185,068,505	$185,069	183,333	$ 183	$8,805,812	$ -	$(27,722)	$(10,546,017)	$(10,645)	$(1,593,320)

The accompanying notes are an integral part of these financial statements.

THE ENLIGHTENED GOURMET, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

					Additional		Deferred			Total
	Common Stock		Preferred Stock		Paid – In	Unearned	Offering	Accumulated	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Expense	Deficit	Stock	Equity

Balance at December 31, 2008	185,068,505	$185,069	183,333	$ 183	$8,805,812	$ -	$(27,722)	$(10,546,017)	$(10,645)	$(1,593,320)

Issuance of common stock for consulting services	500,000	500	-	-	9,500	-	-	-	-	10,000
Issuance of common stock pursuant to certain notes payable	1,500,000	1,500	-	-	28,500	-	-	-	-	30,000
Amortization of deferred financing cost	-	-	-	-	-	-	27,722	-	-	27,716
Compensation expense for stock option plan	-	-	-	-	46,501	-	-	-	-	46,507
Net loss	-	-	-	-	-	-	-	-	-	(312,523)
Balance at March 31, 2009	187,068,505	$187,069	183,333	$ 183	$8,890,313	$ -	$ -	$(10,858,540)	$(10,645)	$(1,791,620)

The accompanying notes are an integral part of these financial statements.

THE ENLIGHTENED GOURMET, INC.

STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2009 and 2008

	Three Months	Three Months
	Ended	Ended
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(312,523)	$(688,665)
Adjustments to reconcile net loss to net cash
used in operating activities:
Non-Cash stock based expense	56,507	115,135
Amortization of deferred financing costs	29,497	89,512
Amortization of debt discount	23,535	80,333
Increase (decrease) in sales allowances taken	60,000	-
Issuance of stock pursuant to a note payable	40,000	-
Amortization of stock based management
Fee expense	-	175,312
Changes in Current Assets and Liabilities:
Accounts Receivable	(59,427)	(70,034)
Inventory	(16,360)	(68,954)
Prepaid Expenses	-	26,750
Accounts Payable	38,864	119,268
Accrued Expenses	50,355	443

NET CASH USED IN OPERATING ACTIVITIES	(89,552)	(220,900)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of Preferred stock	-	229,250
Proceeds from Notes	86,972	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	86,972	229,250

NET INCREASE (DECREASE) IN CASH	(2,580)	8,350
CASH, BEGINNING	2,629	6,240

CASH, ENDING	$49	$14,590

Supplemental cash flow information:
Issuance of stock for payment of fees	$40,000	$750,000
Issuance of stock for payment of debt	$-	$765,000
Interest paid	$-	$18,482

The accompanying notes are an integral part of these financial statements.

THE ENLIGHTENED GOURMET, INC.

NOTES TO FINANCIAL STATEMENTS

For the 3 months ended March 31, 2009 and 2008

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

The Company seeks to establish itself as a leading marketer and manufacturer of fat-free foods. As of March 31, 2009, the Company’s products were authorized in 18 supermarket chains having approximately 700 stores. This total does not include any convenience stores, smaller grocery stores or independent distributors for which we have also received authorizations. The Company’s major activities consist of producing and selling product and expanding its existing sales base; therefore management has determined that it is no longer a development stage entity.

Going Concern and Management’s Plan:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company is presently still dependent upon additional capital in the form of either debt or equity to continue its operations and is in the process of continuing to raise such additional capital through private placements of securities. This additional capital is necessary, because the Company’s working capital is presently insufficient to pay for the necessary ingredients and packaging, as well as production costs to manufacture the Company’s present and expected orders. There can be no assurance that the Company will be able to obtain additional financing in amounts or on terms acceptable to us, or at all. Compounding this problem, the Company presently does not have any sources of credit that it can access on a ready basis. In addition to needing additional capital to maintain it operations, the Company also needs to raise capital to pay for the various shareholder notes that are currently in default. (See Note 4)

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $312,523 for the three months ending March 31, 2009 and a net loss of $2,774,367 for the year ended December 31, 2008. Additionally, as of March 31, 2009, the Company’s current liabilities exceeded its current assets. Those factors, and those described above, create an uncertainty about the Company’s ability to continue as a going concern. Management is developing a plan to (i) continue to contain overhead costs, (ii) increase sales (iii) significantly increase gross profits by reducing the slotting fees to be paid in 2009 and (iv) raise additional capital. These steps, if successful, together with the monies raised throughout 2008 (see Note 13) and 2009 provide management with a course of action they believe will allow the Company to deal with the current financial conditions and continue its operations.

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

Intangible Assets and Debt Issuance Costs:

Management assesses intangible assets for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. For other intangible assets, the impairment test consists of a comparison of the fair value of the intangible assets to their respective carrying amount. The Company uses a discount rate equal to its average cost of funds to discount the expected future cash flows. There were no intangible assets deemed impaired as of March 31, 2009 or 2008.

Debt issuance costs are amortized over the life of the related debt or amendment. Amortization expense for debt issuance costs for the years ended March 31, 2009 and 2008 were $23,535 and $89,512, respectively.

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

Shipping and Handling Costs:

Shipping and handling costs are included in Selling, General and Administrative expense and are expensed as incurred. For the three months ending March 31, 2009 and 2008 shipping and handling costs totaled $7,339 and $48,396, respectively.

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

The Company will recognize accrued interest and penalties related to uncertain tax positions in income tax expense. As of April 1, 2009, the Company did not have any tax-related interest or penalties. The Company files income tax returns in the U.S. Federal and various state jurisdictions. The Company is not currently under examination by The Internal Revenue Service (IRS) or any other state jurisdictions. The tax years 2004-2006 remain subject to examination.

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AIPCA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FAS 107-1 and APB 28-1”), which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and APB opinion No. 28, “Interim Financial Reporting,” to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. FSP FAS 107-1 and ABP 28-1 are effective for interim reporting periods ending after June 15, 2009. It is not believed that, based on the Company’s current corporate structure, FSP FAS 107-1 and ABP 28-1 will have an impact on the Company’s financial position, results of operations or cash flows.

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

NOTE 4.

NOTES PAYABLE:

Stockholders

(a) A stockholder, on December 21, 2005, made cash advances to the Company of $245,000 (the “December 2005 Promissory Note”), which is $5,000 less than its face value of $250,000, resulting in a discount. The December 2005 Promissory Note did not accrue interest and is prepayable by the Company without penalty at any time. The borrowing was due and payable on April 1, 2006. In consideration of making the December 2005 Promissory Note, the lender received 666,667 warrants exercisable at $0.15 per share. Following a Black Scholes valuation model, the value of a warrant was $0.0463, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $31,000, which has been fully amortized. This December 2005 Promissory Note was refinanced with the stockholder under identical terms and conditions and the new maturity date was July 1, 2006 (the “April Promissory Note”). In consideration of making the April 2006 Promissory Note the lender received an additional 666,667 warrants exercisable at $0.15 per share. Following a Black Scholes valuation model, the value of a warrant was $0.0437, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $29,133, which has been fully amortized. The April Promissory Note is in default for failure to pay the principal when due at maturity. Since July 1, 2006, the April Promissory Note has borne interest at the rate of 18% per annum. Accrued interest for this Promissory Note is $123,668 and $78,688 as of March 31, 2009 and 2008 respectively.

(b) Another stockholder, on February 28, 2006, made cash advances to the Company of $94,000 (the “February 2006 Promissory Note”), which is $6,000 less than its face value of $100,000, resulting in a discount. The February 2006 Promissory Note did not accrue interest. The borrowing was due and payable on August 15, 2006. In consideration of making the February 2006 Promissory Note, the lender received 266,667 warrants exercisable at $0.15 per share. Following a Black Scholes valuation model, the value of a warrant was $0.0463, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $11,893, which has been fully amortized. The February 2006 Promissory Note is in default for failure to pay the principal when due at maturity. Since August 15, 2006, the February 2006 Promissory Note has borne interest at the rate of 18% per annum. Accrued interest for this Promissory Note is $47,305 and $29,305 as of March 31, 2009 and 2008 respectively.

(c) Another stockholder, on March 10, 2006, made cash advances to the Company of $22,560 (the “March 2006 Promissory Note”), which is $1,440 less than its face value of $24,000, resulting in a discount. The March Promissory Note did not accrue interest. The borrowing was due and payable on August 15, 2006. In consideration of making the March 2006 Promissory Note, the lender received 64,000 warrants exercisable at $0.15 per share. Following a Black Scholes valuation model, the value of a warrant was $0.0436, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $2,854, which has been fully amortized. The March 2006 Promissory Note is in default for failure to pay the principal when due at maturity. Since August 15, 2006, the March 2006 Promissory Note has borne interest at the rate of 18% per annum. Accrued interest for this Promissory Note is $11,353 and $2,854 as of March 31, 2009 and 2008 respectively.

(d) Another stockholder, on May 1, 2006, made cash advances to the Company of $23,875 (the “May 2006 Promissory Note”), which is $1,125 less than its face value of $25,000 resulting in a discount. The May 2006 Promissory Note did not accrue interest. The borrowing was due and payable on September 1, 2006. In consideration of making the May 2006 Promissory Note, the lender received 83,333 warrants exercisable at $0.15 per share. Following a Black Scholes valuation model, the value of a warrant was $0.0467, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $3,600, which has been fully amortized. The May 2006 Promissory Note is in default for failure to pay the principal when due at maturity. Since September 1, 2006, the May 2006 Promissory Note has borne interest at the rate of 18% per annum. Accrued interest for this Promissory Note is $11,616 and $7,117 as of March 31, 2009 and 2008 respectively.

(e) Another stockholder, on April 27, 2006, made cash advances to the Company of $47,750 (the “April 2006 Promissory Note”), which is $2,250 less than its face value of $50,000 resulting in a discount. The April 2006 Promissory Note did not accrue interest. The borrowing was due and payable on July 31, 2006. In consideration of making the April 2006 Promissory Note, the lender received 133,333 warrants exercisable at $0.15 per share. Following a Black Scholes valuation model, the value of a warrant was $0.046, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $5,700, which has been fully amortized. The face value of the April 2006 Promissory Note ($50,000) was refinanced with the same stockholder with a new maturity date of December 1, 2006 and a stated interest rate of twelve percent (12%) (the “July 2006 Promissory Note”). In consideration of making the July 2006 Promissory Note, the lender received 266,667 warrants exercisable at $0.15 per share. Following a Black Scholes valuation model, the value of a warrant was $0.047, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $12,534, of which $5,837 has been fully amortized. The stockholder agreed to extend the terms of the July 2006 Promissory Note as of December 1, 2006, with a maturity date of April 1, 2007 (the “December 2006 Promissory Note”). The stockholder received an additional 266,667 warrants exercisable at $0.05 per share. Following the same Black Scholes valuation model as previously, the value of a warrant was $0.0155, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $4,133, of which approximately $1,001 was amortized through December 31, 2006. The December 2006 Promissory Note is now in default for failure to pay the principal when due at maturity. Since April 1, 2007, the December 2006 Promissory Note has bore interest at the rate of 18% per annum. Accrued interest for this Promissory Note is $18,000 and $9,000 as of March 31, 2009 and 2008 respectively.

The following summarizes the stockholders notes as of March 31, 2009 and 2008:

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

Bridge Loan Financing

During the period March 15, 2007 through November 21, 2007 the Company entered into eight promissory notes (collectively the “2007 Promissory Notes”) with a combined face value $1,975,000. Each of the 2007 Promissory Notes were due one year from the date of its issuance and accrue interest at the annual rate of 12%. The Company pledged all of its tangible and intangible assets as security for each of the 2007 Promissory Notes. However, this security interest in the Company’s assets was subordinate to the security interest granted to the Convertible Notes described in this Note 5. In consideration of making the 2007 Promissory Notes, the lenders received a total of 6.3 million shares of the Company’s common stock valued at $0.05 per share, which resulted in an additional debt discount and corresponding additional paid in capital of $315,000 which was amortized over the life of the loan. The following is the dollar amount of bridge loans outstanding as of March 31:

	March 31, 2009	March 31, 2008
Face Value of Bridge Loans Outstanding	$575,000	$1,975,000
Less: Debt discount due to share issuance	-	171,587
Net Bridge Loans Outstanding	$575,000	$1,803,413

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

On September 14, 2007, the Company entered into a promissory note with a face value of $200,000 (the “September 2007 Bridge Loan”). The September 2007 Bridge Loan accrued interest at the annul rate of 12% and was due September 14, 2008. The Company pledged all of its tangible and intangible assets as security for the September 2007 Bridge Loan. The September 2007 Bridge Loan is currently in default for failure to pay the principal amount and accrued interest due at maturity On January 14, 2009 the Lender agreed to waive the default and extend the maturity of the September 2007 Bridge Loan to September 14, 2009.

On October 24, 2007, the Company entered into a promissory note with a face value of $100,000 (the “October 2007 Bridge Loan”). The October 2007 Bridge Loan accrued interest at the annul rate of 12% and was due October 24, 2008. The Company also pledged all of its tangible and intangible assets as security for October 2007 Bridge Loan. Other than being subordinate to the September 2007 Bridge Loan, the holder of the October 2007 Bridge Loan has a priority interest in all of the tangible and intangible assets of the Company. The October 2007 Bridge Loan is currently in default for failure to pay the principal amount and accrued interest due at maturity. The Company is negotiating with the holder of the October 2007 Bridge Loan to pay the accrued interest due, and to extend its maturity. No assurances can be given that the holder of the October 2007 Bridge Loan will agree to any such terms.

On November 21, 2007, the Company entered into promissory notes with three separate lenders with a combined face value of $275,000 (the “November 2007 Bridge Loans”). The November 2007 Bridge Loans accrued interest at the annul rate of 12% and were due November 21, 2008. The Company also pledged all of its tangible and intangible assets as security for November 2007 Bridge Loans. Other than being subordinate to both the September 2007 Bridge Loan and the holder of the October 2007 Bridge Loan, the November 2007 Bridge Loans have a priority interest in all of the tangible and intangible assets of the Company. The November 2007 Bridge Loans are currently in default for failure to pay the principal amount and accrued interest due at maturity. The Company is negotiating with each of the holders of the November 2007 Bridge Loans to pay the accrued interest due, and to extend its maturity. No assurances can be given that the holder of the October 2007 Bridge Loan will agree to any such terms.

Working Capital Notes

On July 14, 2008, July 28, 2008, July 31, 2008, August 29, 2008, and October 22, 2008, the Company sold to a single accredited investor (“Investor”), five unsecured promissory notes (the “July-Oct 2008 Promissory Notes”). The respective amounts of each of the July-Oct 2008 Promissory Notes are: $12,000, $35,000, $11,500, $25,000 and $4,600. Each of the July-Oct 2008 Promissory Notes accrues interest at the annual rate of 12% and is due one year from its date of issuance. As additional compensation to purchase the July-Oct 2008 Promissory Notes, the Investor was issued 250,000 warrants exercisable at $0.065 per share for the July 14th Note, 650,000 warrants exercisable at $0.06 per share for the July 28th Note, 250,000 warrants exercisable at $0.06 per share for the July 31st Note, 575,000 warrants exercisable at $0.05 per share for the August 29th Note, and 135,000 warrants exercisable at $.04 per share for the October 22, 2008. This resulted in a debt discount of $49,126 and corresponding additional paid in capital which will be amortized over the life of the loans. Each of the warrants expires five years after the date of its issuance. The July-Oct 2008 Promissory Notes were sold in a private transaction arranged by the Company. Accordingly, no compensation was paid to any broker or placement agent.

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

On July 31, 2008 and September 5, 2008, the Company’s investment banker, Charles Morgan Securities, Inc., (“CMS”) arranged for two unsecured loans; each in the amount of $15,000 (the “CMS Notes”). Each of the CMS Notes was arranged as a professional courtesy and accrue no interest, were due 30 days from the date they was issued. Neither loan has been repaid nor have the lenders taken any action against the Company. CMS did not charge any placement agent, or additional investment banking fees for arranging these borrowings.

On February 6, 2009, the Company entered into a promissory note with a face value of $100,000 (the “February 2009 Bridge Loan”). The February 2009 Bridge Loan accrues interest at the annul rate of 12% and is due February 14, 2010. In consideration of making the February 2009 Bridge Loan, the lender received 1,500,000 shares of the Company’s common stock valued at $0.02 per share, which resulted in an additional debt discount and corresponding additional paid in capital of $30,000 which will be amortized over the life of the loan.

On February 17, 2009, to obtain funding for working capital, the Company entered into a loan agreement with an accredited investor for the sale of an $18,000 Promissory Note (the “February Note”). The Note was sold at a discount of $3,000 and bears no interest. In connection with this transaction, the Company issued the Investor 225,000 restricted shares of common stock valued at $0.02 per share, which resulted in an additional debt discount and corresponding additional paid in capital of $4,500 which, together with the $3,000 discount, will be amortized over the life of the loan. The Note was originally due May 18, 2009. However, on May 17, 2009 the lender agreed to extend the maturity to July 18, 2009. The full principal amount of the Note is due upon default under the terms of Note.

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

During the last quarter of 2007 and the first nine months of 2008, lenders representing $1,500,000 converted their debt to equity. The Company issued 30,000,000 common shares from Treasury in satisfaction of the debt. In addition, 1,352,876 common shares valued at $0.1125 were issued for payment of accrued interest totaling $131,459. Accrued interest unpaid as of March 31, 2009 totaled $99,175.

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

As of March 31, 2009, CMS has sold 110,000 shares of the Series B Preferred ($2,199,947).

In connection with the sale of the Series B Preferred, CMS received (i) a placement fee equal to 10% of the aggregate proceeds ($220,000 at September 30, 2008); (ii) a non-accountable expense allowance equal to 3% of the aggregate proceeds ($66,000 at September 30, 2008), and (iii) 73,333 shares of the Series B Preferred.

NOTE 7.

COMMON STOCK:

During the three months ended March 31, 2009 and 2008, the Company issued no shares of common stock in connection with private placement offerings.

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

A summary of the option awards under the Company’s Stock Option Plan as of March 31, 2009 and changes during the two-year period ended March 31, 2009 is presented below:

Stock Option Summary		Weighted
		Average
		Stock
Stock Options	Shares	Price
Outstanding, January 1, 2007	2,820,000	$0.14
Granted, 2007	18,500,000	$0.05
Granted, 2008	3,680,000	$0.02
Exercised	-	$-

Outstanding at March 31, 2009	25,000,000	$0.0561

Options vested at March 31, 2009	7,794,000	$0.0691

At March 31, 2009, the average remaining term for outstanding stock options is 6.7 years.

A summary of the status of non-vested shares under the Company’s Stock Option Plan, as of March 31, 2009 and changes during the two-year period ended March 31, 2009 is presented below:

Non-Vested Option Summary		Weighted
		Average
		Stock
Stock Options	Shares	Price
Non-vested, March 31, 2007	370,500	$0.15
Non-vested, March 31, 2008	18,208,000	$0.06
Granted during 2008	3,495,000	$0.02
Granted during 2009	0	$-

Total Non-vested, March 31, 2009	17,206,000	$0.0502

As of March 31, 2009 and 2008, there was a total of $640,159 and $743,456 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Stock Option Plan, respectively. That cost is expected to be recognized over a weighted-average period of 7 years. This disclosure is provided in the aggregate for all awards that vest based on service conditions.

NOTE 9.

INCOME TAXES

As of March 31, 2009 and December 31, 2008, the Company had deferred tax assets of approximately $3,700,000 and $3,600,000, respectively, with equal corresponding valuation allowances in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”).

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

NOTE 10.

RELIANCE ON OFFICERS:

The Company presently has only 1 full time employee; the president. This person is presently the only person who has the experience to develop and sell the Company’s products. If he was no longer able or willing to function in that capacity, the Company would be negatively affected. The Company also retains a full time consultant to assist with the operations of the Company.

NOTE 11.

RELATED PARTIES:

Nutmeg Farms Ice Cream, LLC (“Nutmeg”)

Nutmeg formerly manufactured and co-packed all of the Company’s ice cream cups. The Company discontinued selling ice cream cups late in 2006 and, consequently, no longer employs Nutmeg as a co-packer. However, while they no longer co-pack for the Company, they are involved in certain product testing for the Company. Nutmeg employs a director of the Company. The Company did not incur any costs to Nutmeg for the years ending March 31, 2009 and 2008.

NOTE 12.

CONCENTRATION OF CREDIT RISK:

The Company has one major customer that accounted for approximately 81% of gross sales, another customer that accounted for 8% of gross sales and a third customer that accounted for 7% of gross sales for the quarter ended March 31, 2009. Additionally, net of slotting allowances, as of March 31, 2009, one customer accounted for 29% of accounts receivables, one customer accounted for 19% of accounts receivable and three customers accounted for approximately 16% of receivables each.

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

NOTE 14.

SUBSEQUENT EVENTS:

On May 14, 2009, the Company entered into a promissory note with a face value of $50,000 (the “May 2009 Bridge Loan”). The May 2009 Bridge Loan accrues interest at the annul rate of 12% and is due May 14, 2010. In consideration of making the May 2009 Bridge Loan, the lender received 500,000 shares of the Company’s common stock valued at $0.02 per share, which resulted in an additional debt discount and corresponding additional paid in capital of $10,000 which will be amortized over the life of the loan.

During the period May 28, 2009 through June 17, 2009, the Company entered into three promissory notes with it’s investment banker, Charles Morgan Securities, (collectively the “2009 CMS Loans”) with a combined face value $62,600. Each of the 2009 CMS Loans is due one year from the date of its issuance, bears no interest, but was sold with a 1% facility fee, or a total of $626 which resulted in an additional debt discount and corresponding additional paid in capital of $626 which will be amortized over the life of the loan.

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

Overview.

Since January 1, 2006, the Company’s major activities have been producing and selling product, as well as attempting to expand our sales base. Prior to January 1, 2006, the Company was a development stage company and recorded no revenues from sales. The Company presently has its products for sale in approximately 700 stores; primarily in the New York Metro Area and in parts of southern New England. Sales for the quarter ended March 31, 2009 were less than the comparable period of 2008, as the Company’s sales, like retail sales in general, were hampered by the economic recession. Additionally, the Company’s products were discontinued in about 900 stores, as the Company elected not to pay slotting fees again. This so called “Pay to Stay” has become prevalent in the grocery market, as stores look for additional ways to increase profits. However, sales to stores in upper level economic areas remained strong, compared to stores in middle, or lower income areas. Almost all of the Company’s gross revenues during the quarter were offset by slotting fees primarily for new SKUs in existing stores and for various promotional activities related to the products’ introduction.

Results of Operations.

During the quarter ended March 31, 2009, we recorded gross sales of $64,194 compared to $190,893 for the comparable quarter of 2008. The decline in sales was primarily due to the fewer number of stores that our products were authorized in 2009 compared to the first quarter of 2008. We were offered the opportunity to return to these stores in 2009, but would have had to pay additional slotting to do so. Given the scarcity of capital, we decided not to do so. Another reason for the decrease in sales was the economic recession which adversely affected sales, as consumers looked to conserve money by purchasing less expensive brands. While our products offer long term health benefits compared to regular full fatted ice cream, consumers are typically less likely to make short term sacrifices, by paying more for our products, to garner long term benefits. Additionally, consumers typically cut back on higher priced items, regardless of their health benefits, as they usually conserve cash in during weak or uncertain economic times. Accordingly, our revenue for the 1st quarter of 2009 was significantly less than it was for the comparable period in 2008. Nevertheless, our sales in the New York Metro Area during the 1st quarter, which are distributed via a direct store delivery distributor rather than a warehouse delivery system, were up 18.3% compared to the 1st quarter of 2008. We expect sales to improve as the economy improves during the year. Additionally, unlike previous years, we are going to focus more on increasing sales from our existing stores, via various marketing and promotional campaigns, rather than attempting to significantly increase the number of stores that our products are sold in.

In the past the Company looked to increase revenues by garnering authorizations from new stores rather than increasing sales in existing stores. Unfortunately, this plan reduced our cash as slotting payments for ice cream are quite expensive, and given the difficulty of raising capital, it left an insufficient amount to spend on marketing and sales. Consequently, we now believe a more effective and efficient way of increasing revenues is by focusing our attention on our existing stores, primarily the New York Metro market, rather than growing sales by obtaining authorizations from new stores. The Company typically promotes its products by offering discounted pricing to retailers, coupons and in-store demonstrations to increase customer awareness of its products. Not paying slotting for new stores will provide more funds available to market our products. The Company believes it offers the only no fat, no lactose, no sugar added ice cream with fewer calories than the competition while maintaining the taste and texture of full fatted premium ice cream, and as the economy improves, these will be attributes that consumers will find attractive. This belief is supported by positive feedback from brokers, store representatives and consumers validating that its products are well received in the marketplace.

All of our revenue during 2009 was from the sale of ice cream bars to supermarket chains. Our Double Chocolate Swirl remained our best selling flavor in the first quarter of 2009, with about 38.4% of our sales. This percentage has remained consistent for the past several years. Our Orange & Vanilla Cream bar, which was reworked to look and taste more like a traditional “50/50” bar remained our second best selling product representing about 23.5% of sales, and our Double Sundae Swirl bar, introduced in mid-2007, continued to gain acceptance as its share of sales increased to 23.3% of sales compared to 19.8% of sales for all of 2008. We reintroduced our Cappuccino Fudge bar last year and it represented about 10% of sales in the 1st quarter, compared to less than 2% of sales for all of 2008, as several stores, including A&P, Super Fresh and Big Y authorized it for 2009. We expect it to be an attractive flavor in the New York and New England markets where coffee flavored beverages are strong sellers. Lastly, our Peach Melba bar represented about 6.7% of sales and has remained steady at this percent for quite some time.

There are several reasons why our Double Chocolate Swirl bar and Orange & Vanilla Cream bar are our best selling flavors, and why we believe in 2009, sales of the Double Sundae Swirl bar will continue to expand. Principally, our sales are dramatically influenced by what the supermarket chains authorize us to sell in their respective stores. The reasons supermarkets authorize a particular product are varied, but are directly correlated to what the supermarket chain or store already has for sale, as the stores want to have a variety of different items and flavors available for consumers to purchase, rather than having several different brands of the same product. Therefore, while we believe that all of our products appeal to consumers, if a particular supermarket chain or store doesn’t authorize a particular product, it will not be available for purchase at that respective chain or store. Almost every store that we receive an authorization from authorizes the Double Chocolate Swirl bar. Additionally, almost all of the stores authorized the Orange & Vanilla Cream bar. Consequently, it’s not surprising why these two bars were our best sellers, as compared to our other flavors; these two bars were for sale in almost every authorized store. Additionally, vanilla and chocolate historically represent the two most popular flavors in the ice cream industry. The Sundae Swirl bar has vanilla ice cream, as well as a chocolate and strawberry variegate so it has the most popular ice cream flavor (vanilla), as well as chocolate and strawberry.

The Company ended 2008 with its products authorized for sale in approximately 23 supermarket chains and independents representing approximately 1,625 stores; primarily in the New York Metro area and southern New England. As previously noted, the Company elected not to “pay to stay” in several of these stores as it was too costly to do so. Consequently, we were discontinued in about 900 stores after deciding not to pay additional slotting to stay on the shelf. “Pay to Stay” is becoming more common as grocery stores look for alternative ways to increase their slotting. Unlike much larger and well know companies, smaller companies like ours do not have the leverage to refuse to make these payments, and in many cases, either pay, or get discontinued. Presently, we are in about 18 supermarket chains and independents representing about 700 stores. On average these stores authorize, or carry about 2-3 items per store. The Company expects the number of products authorized in these stores to increase to 3-4 items per store in 2009.

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

During the 1st quarter of 2009, we manufactured all of our ice cream bars at our original co-packing facility in New Jersey. Due to logistical concerns, we no longer manufacture any products at the second co-packer we have employed located in Wisconsin. We had no long term agreement to manufacture our products with either co-packer, and do not have a long term agreement to manufacture our product with our original co-packer. While having two co-packers helped diminish the potential adverse effects should either co-packer experience any production issues, or shortages, the logistical concerns of having two co-packers and scheduling production time caused us to consolidate back into a single co-packer. However, to the extent that our co-packer is unable to manufacture our products going forward, or produce amounts that are sufficient to meet customer demands, we would not be able to fill all of our orders and, similar to what took place in 2007, we could be adversely impacted. We have had discussions with our co-packer to determine the likelihood that they can continue to meet our need for increased production time. Our current co-packer has assured us, given our sales expectations, and so long as we can continue to pay for such production in a timely basis, it has sufficient capacity to meet our projected needs through 2009 and 2010. We still anticipate the need to enter into a long-term production agreement with this co-packer once we can reasonably determine our sales for the next twelve to eighteen months. Additionally, we believe that until we are more stable financially, this co-packer will not be willing to enter into a long-term agreement since they cannot be reasonably assured we will be able to pay for such production.

The Company incurred a net loss of $312,523 for the 1st quarter of 2009, compared to a net loss $688,665 for the comparable quarter ended 2008, reducing its loss by $376,142; an improvement of 54.6%. The net loss in 2009 was less than the loss for 2008, due to the fact that the Company had fewer sales in 2009, so its cost of goods sold was less in 2009 compared to 2008. While the Company’s slotting expenses were greater in the quarter, compared to 2008, the Company’s interest expense was considerably less this past quarter ($96,274) compared to the 1st quarter of 2008 ($337,278). Additionally, the Company’s Selling, General and Administrative Expenses were also considerably less in the 1st quarter ($154,510) compared to the 1st quarter of 2008 ($424,058).

While the Company generated gross sales of $64,194 during the 1st quarter, the supermarkets and stores deducted approximately $60,000 to pay for slotting charges, promotional fees and payment discounts. These slotting fees and expenses were to add additional SKUs in existing stores, rather than to pay for authorization for new stores. Accordingly, the Company recorded only $4,194 in net revenue for the quarter compared to $175,511 in the comparable quarter of 2008. Historically, slotting charges have typically been one-time payments made to retail outlets to access their shelf space. These fees are common in most segments of the food industry and vary from chain to chain. However, more recently, supermarkets have been asking for annual slotting payments, called “Pay to Stay,” to add additional revenues to the stores. The Company is examining this recent trend and how the Company can avoid paying additional slotting to retain its shelf space. Nevertheless, the Company anticipates that until the rollout of its products to all stores in the country is completed, slotting expenses and discounts will continue to offset a portion of sales revenue. However over time, as more stores authorize the Company’s products, even with “Pay to Stay,” slotting payments should represent a smaller portion of gross revenues. However, slotting fees are not a guarantee that a store will reauthorize our product from one year to the next. For example, if sales of the Company’s products are not acceptable to the stores, the Company’s products may be discontinued, similar to what happened with certain supermarket chains the Company was selling to in 2007 and to a lesser degree in 2008. The Company intends to focus on increasing its sales revenues by attempting to increase existing store sales via marketing and promotional programs rather than adding new stores. The Company believes this emphasis, primarily in the New York Metro region will be a more effective and efficient way to increase sales. Nevertheless, as the Company receives new store authorizations, or receives an order from an authorized store for a new product that was not previously authorized, additional slotting expenses will most likely be assessed.

The $312,523 loss for the 1st quarter of 2009 resulted primarily from (i) slotting fees and discounts, (ii) the Company’s unusually high cost of goods sold incurred during the quarter, (iii) selling, general and administrative expenses and (iv) interest expenses. Additionally, supermarkets deducted $60,000, or almost 93.5% of sales, during the 1st quarter of 2009 to pay for slotting charges, promotional fees and payment discounts for new items in existing stores. The Company’s cost of goods sold, $65,933, or 102.7% of sales was considerably greater than normal as a result of one time issues with ordering and supplying the Company’s raw materials to its co-packer. However, subsequent to the 1st quarter of 2009, the Company changed the way it orders its raw materials to make its basic ice cream mix, as well as how it is blended and mixed. This has resulted in a decrease in the Company’s cost of goods sold compared to what it experienced in 2008, and the Company is continuing to look for ways to increase its gross margin without sacrificing the quality of its product. The Company has never had sufficient financial resources to purchase its raw materials in greater volume, so it still incurs smaller batch pricing. The Company continues to believe it will be able to lower the cost of its ingredients and packaging if and when it can purchase these items in greater quantity. The Company continues to believe that as its sales increase, and the payments for slotting as a percentage of gross sales are eventually reduced, the Company’s working capital will improve. Additionally, the Company expects that it will be able to purchase its raw materials, including packaging and ingredients, in sufficient volume to obtain discounts from what it has paid for these materials to date.

The Company’s selling, general and administrative expenses equaled $154,510 for the 1st quarter of 2009. Of this amount, $33,921 represented professional fees including legal, accounting and consulting fees, as well consultants’ reimbursable expenses; $15,152 represented sales and distribution expenses including brokerage commissions, cold storage and freight charges to deliver the Company’s products from both its co-packers to its clients; $46,357 represented salaries and benefits. However, to conserve the Company’s cash, no salaries were paid during the quarter; $2,483 was related to travel and entertainment expenses during the year primarily for the costs incurred in attending various sales meetings, trade conferences and making sales calls to the Company’s customers, and $3,836 was related to auto expense including car rental fees, gas and related expenses. The balance was expended on related overhead.

The Company’s interest charges were significantly reduced in the first quarter compared to the comparable quarter of 2008. Interest charges including the amortization of debt discount was $96,274 in the quarter compared to $337,278 in the 1st quarter of 2008. A net reduction of $241,004, or about 71.5%. Of the $96,274, $43,242 represented interest charges, $29,497 represented amortization charges and $23,535 represented non-cash interest costs associated with the value of the stock or warrants issued to lenders as additional compensation for providing loans to the Company. The value of this stock is deemed as interest and therefore is included in the Company’s interest expense even though it is a non-cash transaction. During 2008, the Company paid off a considerable portion of its debt in the first half of the year with proceeds from the sale of a preferred stock offering, this resulted in lower interest costs.

Demand for the Company’s products began to weaken at the beginning of the 3rd quarter last year as the economy slowed. Sales for the second half of the year were less than expected, as consumers conserved their money and purchased less expensive brands. This trend continued into the 1st quarter of this year. Even though the Company’s products offer greater health benefits compared to full fatted ice cream, consumers appeared reluctant to spend more money in the short run for long term benefits. However, as we entered the peak summer selling season, it appears that the Company’s sales have stabilized. For example sales to our New York Metro distributor in the first quarter of 2009 were up over 18% compared to the same period in 2008.

Liquidity and Capital Resources.

For the quarter ended March 31, 2009, the Company recorded a net loss of $312,523 compared to a net loss of $688,665 for the 1st quarter of 2008. Since December 31, 2008, the Company’s total assets increased by $24,426 from $475,428 to $499,854. Current Assets increased by $13,206 primarily as a result of an increase in our raw materials inventory ($23,441), offset by a decline in our finished goods inventory ($7,082), as the Company drew down it’s finished goods inventory to fill orders. The Company’s account receivables net of allowances for slotting and other discounts ($11,213) remained essentially unchanged from December 31, 2008 ($11,786). The Company’s assets also increased as a result of an $11,200 increase in Deferred Financing Costs related to the Company’s recent borrowings. Cash decreased by $2,580 and the value of our intangible property, our proprietary formula, was unchanged from December 31, 2008.

The Company did not sell any equity during the quarter, either common or preferred, but did issue 1.5 million shares of common stock to a lender as additional compensation for making a $100,000 loan to the Company. The details of the loan are outlined later in this Report. The Company also issued 500,000 shares of common stock to a vendor in lieu of a cash payment of $10,000.

During the quarter the Company’s liabilities increased by $222,726 to $2,291,474 from $2,068,748 at December 31, 2008. The increase came from primarily from an increase in accounts payable ($38,864) and an increase in short term borrowings of $108,456. After paying down a considerable portion of its debt in 2008, the Company was unable to sell any new equity during the quarter, and consequently needed to borrow money to finance its operations. The Company’s accrued expenses also increased by $75,406 from $474,338 at year end to $549,744 at March 31st. During the 1st quarter of 2009, the Company borrowed $100,000. The Note comes due in February, 2010, or upon the first raise of additional equity capital. The Note accrues interest at 12% per annum. Additionally, the lender was paid 1.5 million shares of common stock as an additional incentive to make the loan. The Company also financed a portion of its accounts receivables with its New York Metro distributor. The Company sold $18,000 of accounts receivables and received $15,000 in cash. The company also paid the distributor 225,000 shares as an additional incentive to purchase the receivables.

The Company remains in default with five separate shareholder lenders, each of which is neither an officer or a director of the Company, for unsecured loans totaling $449,000. The unsecured loans have been in default since 2006. If the Company’s current equity offering is successful, the Company is looking to pay down a considerable portion of theses defaulted loans. The defaulted loans continue to accrue interest at the default rate of interest (18%). The Company is also in default with $375,000 bridge loans the Company entered into during the 4th quarter of 2007. The Company was in default with another bridge loan from 2007 in the amount of $200,000, but the lender agreed to waive the default and extend the maturity to September, 2009.

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

The Company is still dependent upon additional capital in the near term in the form of either debt or equity to continue its operations. This is necessary because the Company’s working capital is presently insufficient to pay for the necessary ingredients and packaging, as well as production costs to manufacture the Company’s expected orders, as well as to pay down its accounts payable and existing indebtedness. The current situation in the financial markets has made this task even more difficult than it has been. The Company has been able to finance its operations, but has never received sufficient capital at any given time not to have to focus considerable attention to raising capital. Consequently, it is still dependent upon additional capital, particularly equity capital, to pay down its indebtedness to a more manageable amount and to insure its long term financial stability. Compounding the Company’s liquidity problem, the Company presently does not have any sources of credit that it can access on a ready basis. The Company requires additional capital in order to (i) purchase additional raw materials, including ingredients and packaging, as well as pay the cost of manufacturing its products all in a timely basis; (ii) pay advertising costs and other marketing expenses to promote the sale of its products; (iii) finish paying its slotting fees; (iv) repay its existing indebtedness including its accounts payable and (v) increase its corporate infrastructure. The Company believes that it needs about $1,000,000 of additional capital. A significant portion of this capital, if received, would go towards reducing the Company’s remaining indebtedness, and to purchase raw materials to insure the Company can fill all of the orders it expects to receive during 2009. However, there can be no assurance that the Company will be able to obtain additional financing in amounts or on terms acceptable to us, or at all. To the extent that the Company is unable to receive such funding on a timely basis, the Company’s ability to continue to pay its existing obligations, as well as enter new markets or exploit existing markets may be delayed or potentially lost, and management’s revenue projections will not be met. Additionally, it’s possible that the Company’s reputation may be damaged if it is not able to deliver its products to the supermarkets from which it has received orders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedure

As of March 31, 2009, the Company’s management carried out an evaluation, with the participation of the Company's Chief Executive Officer (principal executive officer) and Chief Accounting Officer (principal financial officer), of the effectiveness of the Company's disclosure controls and procedures and the Company’s internal control over financial reporting. Management concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report were effective in timely alerting it to material information required to be included in the Company's periodic Securities and Exchange Commission filings and were also effective to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

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

ITEM 1 A. RISK FACTORS

Not Applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 17, 2009, to obtain funding for working capital, the Company entered into a loan agreement with an accredited investor for the sale of an $18,000 Promissory Note (the “Note”). The Note was sold at a discount of $3,000 and bears no interest. In connection with this transaction, the Company issued the Investor 225,000 restricted shares of common stock. The Note is due May 18, 2009. The full principal amount of the Note is due upon default under the terms of Note. The Company claims an exemption from the registration requirements of the Act for the private placement of these securities pursuant to Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated thereunder since, among other things, the transaction did not involve a public offering, and the investor was an accredited investor.

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

On September 14, 2007, the Company entered into a promissory note with a face value of $200,000 (the “September 2007 Bridge Loan”). The September 2007 Bridge Loan accrued interest at the annul rate of 12% and was due September 14, 2008. The Company pledged all of its tangible and intangible assets as security for the September 2007 Bridge Loan. The September 2007 Bridge Loan is currently in default for failure to pay the principal amount and accrued interest due at maturity On January 14, 2009 the Lender agreed to waive the default and extend the maturity of the September 2007 Bridge Loan to September 14, 2009.

On October 24, 2007, the Company entered into a promissory note with a face value of $100,000 (the “October 2007 Bridge Loan”). The October 2007 Bridge Loan accrued interest at the annul rate of 12% and was due October 24, 2008. The Company also pledged all of its tangible and intangible assets as security for October 2007 Bridge Loan. Other than being subordinate to the September 2007 Bridge Loan, the holder of the October 2007 Bridge Loan has a priority interest in all of the tangible and intangible assets of the Company. The October 2007 Bridge Loan is currently in default for failure to pay the principal amount and accrued interest due at maturity. The Company is negotiating with the holder of the October 2007 Bridge Loan to pay the accrued interest due, and to extend its maturity. No assurances can be given that the holder of the October 2007 Bridge Loan will agree to any such terms.

On November 21, 2007, the Company entered into promissory notes with three separate lenders with a combined face value of $275,000 (the “November 2007 Bridge Loans”). The November 2007 Bridge Loans accrued interest at the annul rate of 12% and were due November 21, 2008. The Company also pledged all of its tangible and intangible assets as security for November 2007 Bridge Loans. Other than being subordinate to both the September 2007 Bridge Loan and the holder of the October 2007 Bridge Loan, the November 2007 Bridge Loans have a priority interest in all of the tangible and intangible assets of the Company. The November 2007 Bridge Loans are currently in default for failure to pay the principal amount and accrued interest due at maturity. The Company is negotiating with each of the holders of the November 2007 Bridge Loans to pay the accrued interest due, and to extend its maturity. No assurances can be given that the holder of the October 2007 Bridge Loan will agree to any such terms.

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on this 22nd day of June 2009.

THE ENLIGHTENED GOURMET, INC.

By: /s/ ALEXANDER L. BOZZI, III

Alexander L. Bozzi, III, President

(Principal Executive Officer and

Principal Financial Officer and Chief Accounting Officer)