Form 10-Q
period 2009-06-30
Enlightened Gourmet, Inc.
filed 2009-08-19
CIK 1342882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

S QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2009

OR

£ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ______ to______

Commission file number 0-51597

THE ENLIGHTENED GOURMET, INC.

(Name of Small Business Issuer as Specified in its Charter)

Nevada	32-0121206
(State of Incorporation)	(I.R.S. Employer Identification No.)

236 Centerbrook, Hamden, CT 06518

(Address of principal executive offices)  (Zip Code)

Issuer’s Telephone Number: 203-230-9930

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐    Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of August 14, 2009, 212,574,806 shares of the issuer's Common Stock were issued and 201,930,095 were outstanding.

THE ENLIGHTENED GOURMET, INC.

ITEM 1.   FINANCIAL STATEMENTS

THE ENLIGHTENED GOURMET, INC.

BALANCE SHEETS

June 30, 2009 and December 31, 2008

ASSETS
	(Unaudited)
	June 30,	December 31,
	2009	2008
CURRENT ASSETS:
Cash and cash equivalents	$5,547	$2,629
Accounts receivable	358,220	251,786
Less slotting fees	325,000	240,000
Accounts receivable, net	33,220	11,786
Inventory
Finished goods	51,554	34,136
Raw materials	176,496	176,877
Total inventory	228,050	211,013
Prepaid expenses	2,131	-
TOTAL CURRENT ASSETS	268,948	225,428

DEFERRED FINANCING COSTS	11,454	-

INTANGIBLE ASSETS	250,000	250,000

TOTAL ASSETS	$530,402	$475,428

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$472,070	$445,811
Accrued expenses	559,754	474,388
Notes payable
Stockholders	449,000	449,000
Other	921,644	699,549
	1,370,644	1,148,599
TOTAL CURRENT LIABILITIES	2,402,468	2,068,748

STOCKHOLDERS’ DEFICIT:
Preferred stock, series B, $0.001 par value; 250,000 shares authorized
183,333 shares issued and outstanding	183	183
Additional paid in capital on preferred stock	1,938,174	1,938,174
Common stock, par value $0.001, 350,000,000 shares authorized,
197,741,473 shares issued and outstanding	197,741	185,069
Additional Paid in Capital	7,129,829	6,867,638
Accumulated Deficit	(11,127,348)	(10,546,017)
	(1,861,421)	(1,544,953)
Less: Treasury stock, 10,644,711 shares	(10,645)	(10,645)
Deferred financing costs	-	(27,722)
TOTAL STOCKHOLDERS’ DEFICIT	(1,872,066)	(1,593,320)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$530,402	$475,428

The accompanying notes are an integral part of these financial statements.

THE ENLIGHTENED GOURMET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
REVENUE:
Sales of Products	$56,178	$209,656	$120,372	$400,549
Less Discounts and Slotting Fees	(29,431)	(217,301)	(89,431)	(232,683)
NET REVENUE	26,747	(7,645)	30,941	167,866

COST OF SALES	49,365	210,659	115,297	313,499

GROSS MARGIN	(22,618)	(218,303)	(84,356)	(145,633)

EXPENSES:
Selling, General & Administrative	165,287	471,574	319,797	895,631
Interest	80,905	228,091	177,179	565,369
	246,192	699,665	496,976	1,461,000

(LOSS) BEFORE TAXES	(268,810)	(917,968)	(581,332)	(1,606,633)

INCOME TAX EXPENSE	-	-	-	-

NET INCOME (LOSS)	$(268,810)	$(917,968)	$(581,332)	$(1,606,633)

BASIC/DILUTED LOSS
PER SHARE	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Number of
Common Shares of Stock Outstanding	189,433,251	169,827,811	187,967,911	169,704,442

The accompanying notes are an integral part of these financial statements.

THE ENLIGHTENED GOURMET, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

					Additional		Deferred			Total
	Common Stock		Preferred Stock		Paid – In	Unearned	Offering	Accumulated	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Expense	Deficit	Stock	Equity

Balance at December 31, 2007	169,430,536	$169,430	-	$ -	$5,795,290	$(646,042)	$(292,951)	$(7,771,650)	$(16,445)	$(2,762,368)
Issuance of common stock from treasury as payment for convertible debenture obligation	-	-	-	-	578,200	-	-	-	11,800	590,000
Issuance of common stock for consulting services	15,012,785	15,013	-	-	191,418	-	-	-	(6,000)	200,431
Issuance of common stock as payment for accrued interest on convertible debt	625,184	626	-	-	48,965	-	-	-	-	49,591
Issuance of preferred stock	-	-	172,083	172	3,441,488	-	-	-	-	3,441,660
Placement fees & expenses for issuance of preferred stock	-	-	-	-	(1,728,303)	-	-	-	-	(1,728,303)
Issuance of preferred stock as payment of note payable	-	-	11,250	11	224,989	-	-	-	-	225,000
Issuance of warrants pursuant to certain notes payable	-	-	-	-	77,701	-	-	-	-	77,701
Amortization of unearned compensation	-	-	-	-	-	646,042	-	-	-	646,042
Amortization of deferred financing cost	-	-	-	-	-	-	265,229	-	-	265,229
Compensation expense for stock option plan	-	-	-	-	176,064	-	-	-	-	176,064
Net loss	-	-	-	-	-	-	-	(2,774,367)	-	(2,774,367)
Balance at December 31, 2008	185,068,505	$185,069	183,333	$ 183	$8,805,812	$ -	$(27,722)	$(10,546,017)	$(10,645)	$(1,593,320)

The accompanying notes are an integral part of these financial statements.

THE ENLIGHTENED GOURMET, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

					Additional		Deferred			Total
	Common Stock		Preferred Stock		Paid – In	Unearned	Offering	Accumulated	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Expense	Deficit	Stock	Equity

Balance at December 31, 2008	185,068,505	$185,069	183,333	$ 183	$8,805,812	$ -	$(27,722)	$(10,546,017)	$(10,645)	$(1,593,320)

Issuance of common stock for cash	3,000,000	3,000	-	-	27,000	-	-	-	-	30,000
Issuance of common stock for consulting services	500,000	500	-	-	9,500	-	-	-	-	10,000
Issuance of common stock pursuant to certain notes payable	2,225,000	2,225	-	-	42,275	-	-	-	-	44,500
Issuance of common stock for payment of interest	4,313,425	4,313	-	-	38,821	-	-	-	-	43,134
Issuance of common stock for repayment of accounts payable	2,634,543	2,634	-	-	56,263	-	-	-	-	58,897
Amortization of deferred financing cost	-	-	-	-	-	-	27,722	-	-	27,722
Compensation expense for stock option plan	-	-	-	-	88,333	-	-	-	-	88,333
Net loss	-	-	-	-	-	-	-	(581,332)	-	(581,332)
Balance at June 30, 2009	197,741,473	$197,741	183,333	$ 183	$9,068,004	$ -	$ -	$(11,127,349)	$(10,645)	$(1,872,066)

The accompanying notes are an integral part of these financial statements.

THE ENLIGHTENED GOURMET, INC.

STATEMENTS OF CASH FLOWS

For the Six Months ended June 30, 2009 and 2008

	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008
CASH FLOWS FROM
OPERATING ACTIVITIES:
Net Loss	$(581,332)	$(1,606,633)
Adjustments to reconcile net loss to net cash
used in operating activities:
Non-Cash stock based expenses & debt service	244,864	436,656
Amortization of deferred financing costs	33,268	275,650
Amortization of debt discount	53,995	140,936
Change in sales allowances taken	85,000	(45,000)
Issuance of warrants	-	28,575
Changes in Current Assets and Liabilities:
Accounts Receivable	(106,434)	1,328
Inventory	(17,037)	62,984
Prepaid Expenses	(2,130)	40,500
Accounts Payable	26,259	36,779
Accrued Expenses	85,365	12,735
NET CASH USED IN
OPERATING ACTIVITIES	(178,182)	(615,490)

CASH FLOWS FROM
FINANCING ACTIVITIES:
Proceeds from notes & loans	213,600	50,000
Proceeds from sale of preferred stock	-	3,716,250
Debt financing costs	(47,500)	(1,756,878)
Proceeds from sale of common stock	30,000	-
Payment on notes & loans	(15,000)	(1,400,000)
NET CASH PROVIDED BY
FINANCING ACTIVITIES	181,100	609,372

NET INCREASE (DECREASE) IN CASH	2,918	(6,118)
CASH, BEGINNING	2,629	6,240
CASH, ENDING	$5,547	$122

Non-cash financing activities:
Issuance of stock for payment of debts	$102,031	$515,000
Issuance of stock for placement fees	$10,000	$1,466,660
Interest paid	$43,134	$49,593

The accompanying notes are an integral part of these financial statements.

THE ENLIGHTENED GOURMET, INC.

NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended June 30, 2009

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

The Company seeks to establish itself as a leading marketer and manufacturer of fat-free foods.  As of June 30, 2009, the Company’s products were authorized in 18 supermarket chains having approximately 700 stores.  This total does not include any convenience stores, smaller grocery stores or independent distributors for which we have also received authorizations.  The Company’s major activities consist of producing and selling product and expanding its existing sales base; therefore management has determined that it is no longer a development stage entity.

Going Concern and Management’s Plan:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  However, the Company is presently still dependent upon additional capital in the form of either debt or equity to continue its operations and is in the process of continuing to raise such additional capital through private placements of securities.  This additional capital is necessary, because the Company’s working capital is presently insufficient to pay for the necessary ingredients and packaging, as well as production costs to manufacture the Company’s present and expected orders.  There can be no assurance that the Company will be able to obtain additional financing in amounts or on terms acceptable to us, or at all.  Compounding this problem, the Company presently does not have any sources of credit that it can access on a ready basis. In addition to needing additional capital to maintain it operations, the Company also needs to raise capital to pay for the various shareholder notes that are currently in default.  However, there can be no assurance that the Company will be able to receive additional capital on a timely basis.  (See Note 4)

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $581,332 for the six months ending June 30, 2009 and a net loss of $2,774,367 for the year ended December 31, 2008.  Additionally, as of June 30, 2009, the Company’s current liabilities exceeded its current assets.  Those factors, and those described above, create an uncertainty about the Company’s ability to continue as a going concern.  Management is developing a plan to (i) continue to contain overhead costs, (ii) increase sales (iii) significantly increase gross profits by reducing the slotting fees to be paid in 2009 and (iv) raise additional capital.  These steps, if successful, together with the monies raised throughout 2008 (see Note 13) and 2009 provide management with a course of action they believe will allow the Company to deal with the current financial conditions and continue its operations.

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

Intangible Assets and Debt Issuance Costs:

Management assesses intangible assets for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable.  For other intangible assets, the impairment test consists of a comparison of the fair value of the intangible assets to their respective carrying amount.  The Company uses a discount rate equal to its average cost of funds to discount the expected future cash flows.  There were no intangible assets deemed impaired as of June 30, 2009 or 2008.

Debt issuance costs are amortized over the life of the related debt or amendment.  Amortization expense for debt issuance costs for the six months ended June 30, 2009 and 2008 were $53,995 and $275,650, respectively.

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

The Company will recognize accrued interest and penalties related to uncertain tax positions in income tax expense.  As of June 30, 2009, the Company did not have any tax-related interest or penalties.  The Company files income tax returns in the U.S. Federal and various state jurisdictions.  The Company is not currently under examination by The Internal Revenue Service (IRS) of any other state jurisdictions.  The tax years 2005 and forward  remain subject to examination.

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

Shipping and Handling Costs:

Shipping and handling costs are included in Selling, General and Administrative expense and are expensed as incurred.  For the six months ending June 30, 2009 and 2008 shipping and handling costs totaled $19,892 and $86,555, respectively.

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,”  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category.  Where there might be conflicting guidance between two categories, the more authoritative category will prevail.  SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AIPCA Professional Standards.  SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

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

NOTE 4.

NOTES PAYABLE:

Stockholders

(a) A stockholder, on December 21, 2005, made cash advances to the Company of $245,000 (the “December 2005 Promissory Note”), which is $5,000 less than its face value of $250,000, resulting in a discount.  The December 2005 Promissory Note did not accrue interest and is prepayable by the Company without penalty at any time.  The borrowing was due and payable on April 1, 2006.  In consideration of making the December 2005 Promissory Note, the lender received 666,667 warrants exercisable at $0.15 per share.  Following a Black Scholes valuation model, the value of a warrant was $0.0463, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $31,000, which has been fully amortized.  This December 2005 Promissory Note was refinanced with the stockholder under identical terms and conditions and the new maturity date was July 1, 2006 (the “April Promissory Note”).  In consideration of making the April 2006 Promissory Note the lender received additional warrants to purchase 666,667 shares of common stock at $0.15 per share.  Following a Black Scholes valuation model, the value of a warrant was $0.0437, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $29,133, which has been fully amortized.  The April Promissory Note is in default for failure to pay the principal when due at maturity.  Since July 1, 2006, the April Promissory Note has borne interest at the rate of 18% per annum.  Accrued interest for this Promissory Note is $134,938 and $89,938 as of June 30, 2009 and 2008 respectively.

(b) Another stockholder, on February 28, 2006, made cash advances to the Company of $94,000 (the “February 2006 Promissory Note”), which is $6,000 less than its face value of $100,000, resulting in a discount.  The February 2006 Promissory Note did not accrue interest.  The borrowing was due and payable on August 15, 2006.  In consideration of making the February 2006 Promissory Note, the lender received 266,667 warrants exercisable at $0.15 per share.  Following a Black Scholes valuation model, the value of a warrant was $0.0463, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $11,893, which has been fully amortized.  The February 2006 Promissory Note is in default for failure to pay the principal when due at maturity.  Since August 15, 2006, the February 2006 Promissory Note has borne interest at the rate of 18% per annum.  Accrued interest for this Promissory Note is $51,805 and $33,805 as of June 30, 2009 and 2008 respectively.

(c) Another stockholder, on March 10, 2006, made cash advances to the Company of $22,560 (the “March 2006 Promissory Note”), which is $1,440 less than its face value of $24,000, resulting in a discount.  The March Promissory Note did not accrue interest.  The borrowing was due and payable on August 15, 2006.  In consideration of making the March 2006 Promissory Note, the lender received 64,000 warrants exercisable at $0.15 per share.  Following a Black Scholes valuation model, the value of a warrant was $0.0436, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $2,854, which has been fully amortized.  The March 2006 Promissory Note is in default for failure to pay the principal when due at maturity.  Since August 15, 2006, the March 2006 Promissory Note has borne interest at the rate of 18% per annum.  Accrued interest for this Promissory Note is $12,433 and $8,113 as of June 30, 2009 and 2008 respectively.

(d) Another stockholder, on May 1, 2006, made cash advances to the Company of $23,875 (the “May 2006 Promissory Note”), which is $1,125 less than its face value of $25,000 resulting in a discount.  The May 2006 Promissory Note did not accrue interest.  The borrowing was due and payable on September 1, 2006.  In consideration of making the May 2006 Promissory Note, the lender received 83,333 warrants exercisable at $0.15 per share.  Following a Black Scholes valuation model, the value of a warrant was $0.0467, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $3,600, which has been fully amortized.  The May 2006 Promissory Note is in default for failure to pay the principal when due at maturity.  Since September 1, 2006, the May 2006 Promissory Note has borne interest at the rate of 18% per annum.  Accrued interest for this Promissory Note is $12,742 and $8,242 as of June 30, 2009 and 2008 respectively.

(e) Another stockholder, on April 27, 2006, made cash advances to the Company of $47,750 (the “April 2006 Promissory Note”), which is $2,250 less than its face value of $50,000 resulting in a discount.  The April 2006 Promissory Note did not accrue interest.  The borrowing was due and payable on July 31, 2006.  In consideration of making the April 2006 Promissory Note, the lender received 133,333 warrants exercisable at $0.15 per share.  Following a Black Scholes valuation model, the value of a warrant was $0.046, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $5,700, which has been fully amortized.  The face value of the April 2006 Promissory Note ($50,000) was refinanced with the same stockholder with a new maturity date of December 1, 2006 and a stated interest rate of twelve percent (12%) (the “July 2006 Promissory Note”).  In consideration of making the July 2006 Promissory Note, the lender received 266,667 warrants exercisable at $0.15 per share.  Following a Black Scholes valuation model, the value of a warrant was $0.047, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $12,534, of which $5,837 has been fully amortized.  The stockholder agreed to extend the terms of the July 2006 Promissory Note as of December 1, 2006, with a maturity date of April 1, 2007 (the “December 2006 Promissory Note”).  The stockholder received an additional 266,667 warrants exercisable at $0.05 per share.  Following the same Black Scholes valuation model as previously, the value of a warrant was $0.0155, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $4,133, of which approximately $1,001 was amortized through December 31, 2006.  The December 2006 Promissory Note is now in default for failure to pay the principal when due at maturity.  Since April 1, 2007, the December 2006 Promissory Note has borne interest at the rate of 18% per annum.  Accrued interest for this Promissory Note is $20,250 and $11,250 as of June 30, 2009 and 2008 respectively.

The following summarizes the stockholders notes as of June 30, 2009 and 2008:

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

Bridge Loan Financing

During the period March 15, 2007 through November 21, 2007 the Company entered into eight promissory notes (collectively the “2007 Promissory Notes”) with a combined face value $1,975,000.  Each of the 2007 Promissory Notes were due one year from the date of its issuance and accrue interest at the annual rate of 12%.  The Company pledged all of its tangible and intangible assets as security for each of the 2007 Promissory Notes.  However, this security interest in the Company’s assets was subordinate to the security interest granted to the Convertible Notes described in this Note 5.  In consideration of making the 2007 Promissory Notes, the lenders received a total of 6.3 million shares of the Company’s common stock valued at $0.05 per share, which resulted in an additional debt discount and corresponding additional paid in capital of $315,000 which was amortized over the life of the loan.  The following is the dollar amount of bridge loans outstanding as of June 30:

	June 30, 2009	June 30, 2008
Face Value of Bridge Loans Outstanding	$575,000	$575,000
Less: Debt discount due to share issuance	-	31,199
Net Bridge Loans Outstanding	$575,000	$543,801

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

On November 21, 2007, the Company entered into promissory notes with three separate lenders with a combined face value of $275,000 (the “November 2007 Bridge Loans”).  The November 2007 Bridge Loans accrued interest at the annul rate of 12% and were due November 21, 2008.  The Company also pledged all of its tangible and intangible assets as security for November 2007 Bridge Loans.  Other than being subordinate to both the September 2007 Bridge Loan and the holder of the October 2007 Bridge Loan, the November 2007 Bridge Loans have a priority interest in all of the tangible and intangible assets of the Company.  The November 2007 Bridge Loans are currently in default for failure to pay the principal amount and accrued interest due at maturity.  The Company is negotiating with each of the holders of the November 2007 Bridge Loans to pay the accrued interest due, and to extend its maturity.  No assurances can be given that the holder of the November 2007 Bridge Loan will agree to any such terms.

Working Capital Notes

On July 14, 2008, July 28, 2008, July 31, 2008, August 29, 2008, and October 22, 2008, the Company borrowed from a single accredited investor (“Investor”), five unsecured promissory notes (the “July-Oct 2008 Promissory Notes”).  The respective amounts of each of the July-Oct 2008 Promissory Notes are: $12,000, $35,000, $11,500, $25,000 and $4,600.  Each of the July-Oct 2008 Promissory Notes accrues interest at the annual rate of 12% and is due one year from its date of issuance.  As additional compensation to purchase the July-Oct 2008 Promissory Notes, the Investor was issued 250,000 warrants exercisable at $0.065 per share for the July 14th Note, 650,000 warrants exercisable at $0.06 per share for the July 28th Note, 250,000 warrants exercisable at $0.06 per share for the July 31st Note, 575,000 warrants exercisable at $0.05 per share for the August 29th Note, and 135,000 warrants exercisable at $.04 per share for the October 22, 2008.  This resulted in a debt discount of $49,126 and corresponding additional paid in capital which will be amortized over the life of the loans.  Each of the warrants expires five years after the date of its issuance.  The July-Oct 2008 Promissory Notes were sold in a private transaction arranged by the Company.  Accordingly, no compensation was paid to any broker or placement agent.

On June 23, 2008, the Company borrowed, from a single accredited investor (“Investor”), an unsecured promissory note (the “June 2008 Promissory Note”) in the amount of $50,000.  The June 2008 Promissory Note accrues interest at the annual rate of 12% and is due one year from its date of issuance.  Additionally, as additional compensation to purchase the June 2008 Promissory Note the Investor was issued 750,000 warrants exercisable at $0.08 per share.  The warrants have a cashless exercise provision and expire on June 23, 2013.  Following a Black Scholes valuation model, the value of a warrant was $0.038, which resulted in a debt discount and corresponding additional paid in capital of approximately $28,575, which is being amortized over the term of the loan.  The June 2008 Promissory Note was sold in a private transaction arranged by the Company.  Accordingly, no compensation was paid to any broker or placement agent.

On July 31, 2008 and September 5, 2008, the Company’s investment banker, Charles Morgan Securities, Inc., (“CMS”) arranged for two unsecured loans; each in the amount of $15,000 (the “CMS Notes”).  Each of the CMS Notes was arranged as a professional courtesy and accrue no interest, were due 30 days from the date they was issued.  Neither loan has been repaid nor have the lenders taken any action against the Company.  CMS did not charge any placement agent, or additional investment banking fees for arranging these borrowings.  Between May 28, 2009 and June 17, 2009 the Company borrowed an additional $62,600.  A 1% facility fee was charged to the Company.  The $62,600 was repaid on July 9, 2009.

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

On February 17, 2009, to obtain funding for working capital, the Company entered into a loan agreement with an accredited investor for the sale of an $18,000 Promissory Note (the “February Note”).  The Note was sold at a discount of $3,000 and bears no interest.  In connection with this transaction, the Company issued the Investor 225,000 restricted shares of common stock valued at $0.02 per share, which resulted in an additional debt discount and corresponding additional paid in capital of $4,500 which, together with the $3,000 discount, will be amortized over the life of the loan.  The Note was originally due May 18, 2009.  However, on May 17, 2009 the lender agreed to extend the maturity to July 18, 2009.  The full principal amount of the Note is due upon default under the terms of Note.  On June 26, 2009 the Company repaid the February Note.

The Company borrowed $50,000 from an unaffiliated lender on May 14, 2009.  This 12% unsecured loan is due May 14, 2010.  In consideration of making the loan, the lender received 500,000 shares of common stock valued at $0.02 per share, which resulted in a debt discount of  $10,000, which will be amortized over the life of the loan.

NOTE 5.

CONVERTIBLE DEBENTURES:

During 2007, the Company sold, to a group of outside investors (“Note Purchasers”), 12% Convertible Notes (“Convertible Notes”).  The Convertible Notes were sold in private transactions arranged through Charles Morgan Securities, Inc. (“CMS”) pursuant to a Placement Agreement (the “Placement Agreement”) between the Company and CMS, which provides for the private placement by CMS of up to $1,500,000 aggregate principal amount of Convertible Notes.  As of December 31, 2007, $1,500,000 of Convertible Notes were issued and the net proceeds were received by the Company.  The Convertible Notes issued are, pursuant to the terms of the Convertible Notes, convertible into shares of the Company’s Common Stock at the rate of $.05 per share.  No beneficial imbedded conversion benefit was recognized due to the conversion price being equal to or greater than the fair value of the Common Stock.

The Convertible Notes are secured by a lien upon the Company’s accounts receivable and general intangibles and a pledge of 30,000,000 shares of the Company’s Common Stock, which shares of Common Stock have been issued as treasury stock, which does not affect the Company’s net stockholders’ deficit.

In connection with the sale of the Convertible Notes, CMS received (i) a placement fee equal to 10% of the aggregate proceeds ($150,000 at December 31, 2007); (ii) a non-accountable expense allowance equal to 3% of the aggregate proceeds ($45,000 at December 31, 2007), and a common Stock Purchase Warrant (the “Warrant”) to purchase shares equal to 10% of shares issuable upon conversion of the Convertible Notes; 3,000,000 shares  at December 31, 2007.  The Warrant is exercisable at $.06 per share.  The Company recognized the amounts paid to CMS for its accountable and non-accountable expenses and legal costs totaling $197,000 as deferred financing costs.  These costs were amortized as an expense using the interest method until the Convertible Notes were repaid.

During the last quarter of 2007 and the first nine months of 2008, lenders representing $1,500,000 converted their debt to equity.  The Company issued 30,000,000 common shares from Treasury in satisfaction of the debt.  In addition, 1,352,876 common shares valued at $0.1125 were issued for payment of accrued interest totaling $131,459.  On June 30, 2009 the Company issued an additional 4,313,425 of restricted common stock valued at $0.01 per share in satisfaction of $43,134 of accrued interest.  Accrued interest unpaid as of June 30, 2009 totaled $73,290.

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

As of June 30, 2009, CMS has sold 110,000 shares of the Series B Preferred ($2,199,947).

In connection with the sale of the Series B Preferred, CMS received (i) a placement fee equal to 10% of the aggregate proceeds ($220,000); (ii) a non-accountable expense allowance equal to 3% of the aggregate proceeds ($66,000), and (iii) 73,333 shares of the Series B Preferred.

NOTE 7.

COMMON STOCK:

On June 26, 2009, 3,000,000 shares of common stock were sold in a private placement offering.  The shares were sold at $0.01 per share for a total of $30,000.

On June 30, 2009, the Company issued a cumulative total of 2,634,543 shares of the Company’s unregistered common stock to two vendors in lieu of a total of $58,897 cash in full satisfaction of the payables due to these vendors.

No shares of common stock were issued during the six month period ending June 30, 2008 in connection with private placement offerings.

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

A summary of the option awards under the Company’s Stock Option Plan as of June 30, 2009 and changes during the two-year period ended June 30, 2009 is presented below:

Stock Option Summary
		Weighted
		Average
		Stock
Stock Options	Shares	Price
Outstanding, January 1, 2007	2,820,000	$0.14
Granted, 2007	18,500,000	$0.05
Granted, 2008	3,680,000	$0.02
Exercised	-	-
Forfeited	(2,430,000)
Outstanding at June 30, 2009	22,570,000	$0.0666

Options vested at June 30, 2009	7,967,000	$0.0661

At June 30, 2009, the average remaining term for outstanding stock options is 6.7 years.

A summary of the status of non-vested shares under the Company’s Stock Option Plan, as of June 30, 2009 and changes during the two-year period ended June 30, 2009 is presented below:

Non-Vested Option Summary
		Weighted
		Average
		Stock
Stock Options	Shares	Price
Non-vested, June 30, 2007	678,000	$0.15
Non-vested, June 30, 2008	11,375,000	$0.06
Granted during 2008	2,550,000	$0.02
Granted during 2009	-	-

Total Non-vested, June 30, 2009	14,603,000	$0.0503

As of June, 30, 2009 and 2008, there was a total of $541,223 and $699,930 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Stock Option Plan, respectively.  That cost is expected to be recognized over a weighted-average period of 7 years.  This disclosure is provided in the aggregate for all awards that vest based on service conditions.

NOTE 9.

INCOME TAXES

As of June 30, 2009 and December 31, 2008, the Company had deferred tax assets of approximately $3,700,000 and $2,700,000, respectively, with equal corresponding valuation allowances in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”).

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

Income tax payments were approximately zero in 2009 and 2008, respectively.

At December 31, 2008, the Company has loss carry-forwards available to reduce future taxable income and tax thereon.  The carry-forwards will expire as outlined in the following table:

Federal Expiration			State Expiration
	Federal	State
2024	$ 67,516	$ 63,216	2009
2025	1,026,016	1,026,016	2010
2026	2,145,548	2,143,198	2011
2027	3,420,263	3,417,596	2012
2028	2,113,344	2,110,677	2013
TOTALS	$ 8,772,687	$ 8,760,703

NOTE 10.

RELIANCE ON OFFICERS:

The Company presently has only 1 full time employee; the president.  This person is the only person who has the experience to develop and sell the Company’s products.  If he was no longer able or willing to function in that capacity, the Company would be negatively affected.  The Company also retains a full time consultant to assist with the operations of the Company.

NOTE 11.

RELATED PARTIES:

Nutmeg Farms Ice Cream, LLC (“Nutmeg”)

Nutmeg formerly manufactured and co-packed all of the Company’s ice cream cups.  The Company discontinued selling ice cream cups late in 2006 and, consequently, no longer employs Nutmeg as a co-packer.  However, while they no longer co-pack for the Company, they are involved in certain product testing for the Company.  Nutmeg employs a director of the Company.  The Company did not incur any costs to Nutmeg for the six months ending June 30, 2009 and 2008.

NOTE 12.

CONCENTRATION OF CREDIT RISK:

The Company has one major customer that accounted for approximately 78% of gross sales and another customer that accounted for 9% of gross sales for the six months ended June 30, 2009.  Additionally, net of slotting allowances, as of June 30, 2009, one customer accounted for 27% of accounts receivables, one customer accounted for 25% of accounts receivable, one customer accounted for 14% and two customers accounted for approximately 10% of receivables each.

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

NOTE 14.

SUBSEQUENT EVENTS:

On July 9, 2009, the Company issued 12,000,000 shares of the Company’s unregistered common stock in connection with a private placement offering.  The Company received $120,000 in gross proceeds from the offering.  CMS acted as placement agent for the sale of the shares of common stock.  In connection with the closing, CMS receives a cash fee equal to 10% of the gross proceeds ($12,000), together with non-accountable expenses in the amount of 3% ($3,600) of the proceeds in cash.  The Company claims an exemption from the registration requirements of the Act for the private placement of these securities pursuant to Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated thereunder since, among other things, the transaction did not involve a public offering and the investor was an accredited investor.

On July 16, 2009, a lender representing a $25,000 2007 Bridge Loan converted their debt to equity.  The Company issued 2,000,000 shares of the Company’s unregistered common stock from Treasury in satisfaction of the debt including $4,792 of accrued interest.

On July 20, 2009, the Company issued 833,333 shares of the Company’s unregistered common stock in full satisfaction of $10,000 of consulting fees.

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

Overview.

Since January 1, 2006, the Company’s major activities have been producing and selling product, as well as attempting to expand our sales base.  Prior to January 1, 2006, the Company was a development stage company and recorded no revenues from sales.  The Company presently has its products for sale in approximately 700 stores; primarily in the New York Metro Area and in parts of southern New England.  Sales for the quarter ended June 30, 2009 were less than the comparable period of 2008, as the Company’s sales, like retail sales in general, continue to be hampered by the economic recession.  Additionally, the Company’s sales in this quarter come from a fewer number of stores than the comparable quarter of 2008, as the Company’s products were discontinued in about 900 stores in the first quarter of 2009 when the Company, due to lack of available capital, elected not to pay slotting fees again.  This so called “Pay to Stay” has become prevalent in the grocery market, as stores look for additional ways to increase profits.  However, sales to stores in upper level economic areas remained strong compared to stores in middle, or lower income areas.  Almost all of the Company’s gross revenues during the quarter were offset by slotting fees primarily for new product authorizations in existing stores and for various promotional activities.

Results of Operations.

During the three months ended June 30, 2009, we recorded gross sales of $56,178 compared to $209,656 for the comparable quarter of 2008.  For the six months ending June 30, 2009 sales were $120,372 compared to $400,549 for the comparable six month period of 2008.  The decline in sales was primarily due to the fewer number of stores that our products were authorized in 2009 compared to 2008.  We were offered the opportunity to return to these stores in 2009, but would have had to pay additional slotting to do so.  Given the scarcity of capital, we decided not to do so.  Another reason for the decrease in sales was the economic recession which adversely affected sales, as consumers looked to conserve money by purchasing less expensive brands.  While our products offer long term health benefits compared to regular full fatted ice cream, consumers are typically less likely to make short term sacrifices, by paying more for our products, to garner long term benefits.  Additionally, consumers typically cut back on higher priced items, regardless of their health benefits, as they usually conserve cash in during weak or uncertain economic times.  Accordingly, our revenue for both 3 months and 6 months ending June 30, 2009 was significantly less than it was for the comparable periods in 2008.  Nevertheless, our sales in the New York Metro Area during both the 3 months and the 6 month period ended June 30, 2009 were greater than the comparable periods of 2008.  The New York Metro area is serviced via a direct store delivery distributor rather than a warehouse delivery system, which we believes is the reason for the increase in sales compared to stores serviced  by warehouse distribution.  While direct store delivery distributors (“DSD”) are more costly to the Company compared to a warehouse distribution, direct store delivery does a much better job of insuring that the Company’s products are on the stores shelves.  Therefore, while the Company’s gross margin is less per case sold via a DSD distributor compared to a warehouse distributor, the Company typically sells more product via DSD distribution compared to warehouse distribution.  In the past the Company looked to increase revenues by garnering authorizations from new stores rather than increasing sales in existing stores.  Unfortunately, this plan reduced our cash as slotting payments for ice cream are quite expensive and, given the difficulty of raising capital, it left an insufficient amount of capital to spend on marketing and sales.  Consequently, we now believe a more effective and efficient way of increasing revenues is by focusing our attention on our existing stores, primarily the New York Metro market, rather than growing sales by obtaining authorizations from new stores.  The Company typically promotes its products by offering discounted pricing to retailers, coupons and in-store demonstrations to increase customer awareness of its products.  Not paying slotting for new stores will provide more funds available to market our products.  The Company believes it offers the only no fat, no lactose, no sugar added ice cream with fewer calories than the competition while maintaining the taste and texture of full fatted premium ice cream, and as the economy improves, these will be attributes that consumers will find attractive.  This belief is supported by positive feedback from brokers, store representatives and consumers validating that its products are well received in the marketplace.  Additionally, to enhance the Company’s products, the Company is currently testing a reformulation of its recipe to allow its ice cream to be considered “all natural.”  The “natural” segment of food sales, together with the “organic” segment are two of the fastest growing divisions of grocery sales.  The Company believes that by replacing only one of its ingredients with another ingredient, its ice cream will be considered all natural and will qualify to be sold in health food stores like Whole Foods.  Historically, consumers have been willing to pay more for foods considered to be natural and/or organic and the Company believes this will be beneficial to the Company.  The Company expects to complete this internal testing sometime in the next few months and be able to market its ice cream as all natural beginning later this year, and continuing into 2010.

All of our revenue during the first 6 months of 2009 was from the sale of ice cream bars to supermarket chains.  Our Double Chocolate Swirl remained our best selling flavor for both the 3 months, and the 6 months ending June 30, 2009.  For the 3 month period, Double Chocolate Swirl represented about 46.7% of our sales and for the 6 month period represented 42.1 of sales.  Double Chocolate Swirl has been our best selling ice cream bar for the past several years, and equaled 41.6% and 40.4% for the comparable 3 and 6 month periods of 2008.  Our Orange & Vanilla Cream bar, which was reworked last year to look and taste more like a traditional “50/50” bar remained our second best selling product representing about 33.4% of sales for the 3 months ending June 30, 2009 and 28%, for the 6 months ending June 30th.  The comparable percentages for the 3 and 6 months ending 2008 were 35.2% and 34.4% respectively.  Sales of our Double Sundae Swirl bar, introduced in mid-2007, declined slightly, as a percentage of total sales, from 22.6% of sales in the first 6 months of 2008 to 18.4% of sales for the six months of 2009.  This percentage decline is based primarily on the decrease in authorized stores which were selling the Double Sundae Swirl bar in 2008 compared to 2009.  We reintroduced our Cappuccino Fudge bar last year and it represented about 9.3% of sales in the 2nd quarter, compared to about 2% of sales for the comparable period of 2008.  We expect it to be an attractive flavor in the New York and New England markets where coffee flavored beverages are strong sellers.  Lastly, our Peach Melba bar represented about 3.7% of sales for the first 6 months of this year similar to the 6.5% of sales for the comparable period of 2008.

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

This year all of our ice cream bars have been manufactured at our original co-packing facility in New Jersey.  Due to logistical concerns, we no longer manufacture any products at the second co-packer we employed located in Wisconsin.  We had no long term agreement to manufacture our products with the Wisconsin co-packer, and presently do not have a long term agreement to manufacture our product with our original co-packer.  While having two co-packers helped diminish the potential adverse effects should either co-packer experience any production issues, or shortages, the logistical concerns of having two co-packers and scheduling production time caused us to consolidate back into a single co-packer.  However, to the extent that our co-packer is unable to manufacture our products going forward, or produce amounts that are sufficient to meet customer demands, we would not be able to fill all of our orders and, similar to what took place in 2007,we could be adversely impacted.  We have had discussions with our co-packer to determine the likelihood that they can continue to meet our need for production time.  Our current co-packer has assured us, given our sales expectations, and so long as we can continue to pay for such production in a timely basis, it has sufficient capacity to meet our projected needs through 2009 and 2010.  We still anticipate the need to enter into a long-term production agreement with this co-packer once we can reasonably determine our sales for the next twelve to eighteen months.  Additionally, we believe that until we are more stable financially, this co-packer will not be willing to enter into a long-term agreement since they cannot be reasonably assured we will be able to pay for such production.

The Company incurred a net loss of $268,810 for the 2nd quarter of 2009, compared to a net loss $917,968 for the comparable quarter ended 2008, reducing its loss by $649,158; an improvement of 70.1%.  The net loss for the 6 month period ending June 30, 2009 was $581,332 compared to a net loss of $1,606,633 for the comparable period of 2008; a decrease of $1,025,301 or 63.8%.  Sales for both the 6 months and 3 months ending June 30, 2009 were less than the comparable periods of 2008.  Consequently the Company’s cost of goods sold was also less in the 3 and 6 month period ending June 30, 2009.  Additionally, the slotting fees and expenses paid by the Company in both the 3 and 6 months ending June 30, 2009 were considerably less than those incurred in the comparable periods of 2009 as the Company focused its efforts on increasing sales from existing stores rather than attempting to get sales from new stores.  Consequently the Company’s slotting expenses have been considerably less this year compared to previous year.  Additionally, the Company’s selling, general and administrative expenses have been reduced significantly from $471,574 for the 3 months ending June 30, 2008  to $165,287 for the same three month period this year.  For the 6 months ending June 30, 2009 the Company’s SGA expenses were $319,797 compared to $895,631 compared to the same period in 2008; and improvement of $575,834.  Finally, as a result the Company’s effort to reduce its debt burden, the Company’s interest expense was considerably less for both the 3 months ending June 30, 2009 ($80,905) compared to the 3 months ending June 30, 2008 ($228,091).  This comparison is even more dramatic for the 6 month period were interest expense was $177,179 in 2009 compared to $565,369 in 2008.  The Company has worked hard to make its operations more efficient and to reduce its debt burden so that it can have more capital available for production related expenses to insure it has product to sell, as well as capital to market and promote its products.

The Company had revenues of $56,178 paid $29,431, representing 52.4% of sales, in slotting, discounts & other credits in the quarter ending June 30th compared to revenues of $209,656 and slotting discounts & other credits of $217,301 in the comparable quarter of 2008.  Slotting fees for the first six months of 2009 were $89,431, compared to $232,683 for the first six months of 2008.  The decrease in slotting  fess represents the Company’s efforts to increase sales from existing accounts, rather than form obtaining authorizations from new stores, or “paying to stay” in existing stores.  The Company believes it is best served by using its available capital to insure that it can make and deliver  product to the stores, and increase sales in existing stores by spending more money on marketing and promotion rather than slotting.  Historically, slotting charges have typically been one-time payments made to retail outlets to access their shelf space.  These fees are common in most segments of the food industry and vary from chain to chain.  However, more recently, supermarkets have been asking for annual slotting payments, called “Pay to Stay,” to add additional revenues to the stores.  The Company is examining this recent trend and how the Company can avoid paying additional slotting to retain its shelf space.  Nevertheless, the Company anticipates that until the rollout of its products to all stores in the country is completed, slotting expenses and discounts will continue to offset a portion of sales revenue.  However over time, as more stores authorize the Company’s products, even with “Pay to Stay,” slotting payments should represent a smaller portion of gross revenues.  However, slotting fees are not a guarantee that a store will reauthorize our product from one year to the next.  For example, if sales of the Company’s products are not acceptable to the stores, the Company’s products may be discontinued, similar to what happened with certain supermarket chains the Company was selling to in 2007 and to a lesser degree in 2008.  The Company intends to focus on increasing its sales revenues by attempting to increase existing store sales via marketing and promotional programs rather than adding new stores.  The Company believes this emphasis, primarily in the New York Metro region will be a more effective and efficient way to increase sales.  Nevertheless, as the Company receives new store authorizations, or receives an order from an authorized store for a new product that was not previously authorized, additional slotting expenses will most likely be assessed.

The $268,810 loss for the 2nd quarter of 2009 and the $581,332 loss for the first 6 months of 2009 resulted primarily from (i) slotting fees and discounts, (ii) the Company’s unusually high cost of goods sold incurred during 2009, (iii) selling, general and administrative expenses and (iv) interest expenses.  Additionally, supermarkets deducted $29,431, or about 52.4% of sales, during the 2nd quarter of 2009 and $217,301, about 103.6% of sales in the first 6 months of the year to pay for slotting charges, promotional fees and payment discounts for new items in existing stores.  The Company’s slotting expenses, as a percentage of revenues, were usually high during the first 3 months of 2009, due to lower than expected sales as a result of the weak economy and lower consumer spending.  This ratio improved during the 2nd quarter of the year as consumers began to return to more normal buying habits.  The Company expects this trend to continue, because it committed to spend fewer dollars on slotting this year compared to previous years.  The Company’s cost of goods sold, $49,365, or 87.9% of sales for the 3 months ended June 30, 2009 is considerably greater than normal as a result of the Company’s inability, due to lack of working capital to order raw materials in sufficient volume to obtain bulk purchasing prices.  This is also reflected in the 6 months ended June 30th where the cost of goods sold, $210,659, was slightly more than the Company’s sales of $209,656.  However, subsequent to the 1st quarter of 2009, the Company changed the way it orders its raw materials to make its basic ice cream mix, as well as how it is blended and mixed.  This has resulted in a decrease in the Company’s cost of goods sold compared to what it experienced in 2008, and the Company is continuing to look for ways to increase its gross margin without sacrificing the quality of its product.  The Company has never had sufficient financial resources to purchase its raw materials in greater volume, so it still incurs smaller batch pricing.  The Company continues to believe it will be able to lower the cost of its ingredients and packaging if and when it can purchase these items in greater quantity.  The Company continues to believe that as its sales increase, and the payments for slotting as a percentage of gross sales are eventually reduced, the Company’s working capital will improve.  Additionally, the Company expects that it will be able to purchase its raw materials, including packaging and ingredients, in sufficient volume to obtain discounts from what it has paid for these materials to date.  The weak economy has also helped hold down the prices for the raw materials the Company purchases to make its product.

The Company incurred Selling, General & Administrative costs of $165,287 in the current quarter compared to $471,574 last year; a decrease of $306,287.  For the first six months of 2009, the amount was $319,797, compared to $895,631 in the same period in 2008.  Almost all of this improvement is attributable to the decrease in fees paid to the Company’s investment banker related to the private placement of the Company’s Series B Preferred in the 2008, as well as other fees paid to our investment banker as a result of various private placements to raise capital.  The Company incurred Sales and Distribution expenses during the 2nd quarter of 2009, of $4,739 of which $1,123 was related to cold storage costs.  For the six months ending June 30, 2009 the Company’s Sales and Distribution expense was $19,892 of which $14,763 was for cold storage.  Almost all of the Company’s sales during the second quarter were sales made by the Company’s two direct store distributor.  These distributors pick up their orders directly from the Company’s leased distribution warehouse and deduct 2% of the cost of their item to cover the delivery cost.  This is less expensive than hiring an independent trucker to deliver these orders.  Accordingly, fluctuations in fuel costs have had less of an effect on the Company’s gross margin from these sales.  Sales and Distribution expenses for the first six months of 2009 were $19,892, compared to $86,555 for the like period in 2008.  Almost all of the decrease in sales and Distribution expenses from 2008 to 2009 was due to lower gross sales in 2009 compared to 2008.

The Company incurred $13,188 in costs attributable to salaries and benefits during the 2nd quarter, compared to $43,049 in the comparable period of 2008.  For the six months ended June 30, 2009, the Company had salary and benefits expenses of $46,357, compared to $93,622 for the same period in 2008.  The decrease is related to the reduction in full time head count of one employee which took place during the 1st quarter of the year.  While it does not effect the Company’s earnings, the Company’s President has continued to defer a considerable portion of his salary, which improves the Company’s working capital.  The balance of the Company’s SG&A was incurred in general operating expenses including advertising, marketing, travel and entertainment.

The Company incurred interest charges of $80,905 during the quarter compared to $228,091 in the comparable period in 2008; a decrease of $147,186 or about 64.5%.  For the six moths ended June 30th the interest costs were $177,179, compared to $565,369 in the comparable period of 2008.  The decrease in interest cost for both the 2nd quarter of 2009, and the 6 month period ending June 30, 2009 compared to comparable periods of 2008 is attributable to the repayment of $1.69 million of term debt during the first six months of 2008.  The majority of the interest expense in the current quarter is related to the $449,000 Stockholders Notes that are currently in default and accruing interest at the annual rate of 12%, and the $575,000 of 2007 Promissory Notes which were outstanding for most of the 2nd quarter.  Of the $80,905 incurred during the current quarter $30,460 represents the accretion of debt discount related to restricted shares of common stock issued to lenders, as well as fees paid to the placement agent, including shares of restricted common stock, $46,674, is accrued interest on the various borrowings, and the balance, $3,771, represent deferred financing cost on all of the Company’s various financings.

Liquidity and Capital Resources.

During the quarter the Company’s total assets increased $54,974 from $475,428 at December 31, 2008 to $530,402 at June 30, 2009.  The majority of this increase ($21,434) came from an increase in the Company’s net accounts receivable.  Additionally, the Company’s finished foods inventory increased $17,418 to $51,554 from $34,136 at December 31, 2008 as the Company increased its finished goods inventory to help insure that the Company could deliver product for the all of the orders it expects to receive.  Lastly, deferred financing costs increased from $0 at December 31, 2008 to $11,454 as a result of the placement fees and expenses incurred related to the Company’s borrowing during the first six months of the year.

The Company’s current assets increased $43,520 from $225,428 at December 31, 2008 to $268,948 at June 30, 2009.  The increase in current assets was primarily as a result of the aforementioned increase in net accounts receivable ($21,434) and increase in finished goods inventory ($17,418).  Cash also increased $2,918 from $2,629 at December 31, 2008 to $5,547 at June 30, 2009.  Lastly, prepaid expenses increased $2,131 fro $0 at December 31, 2009.

At June 30, 2009, the Company had negative working capital of approximately $1,872,066, which consisted of current assets of approximately $268,948 and current liabilities of $2,402,468.  The Company’s negative working capital was up slightly from $1,843,320 at year end.  All of the Company’s borrowings come due within the next 12 months, or are in default and are past due.  Consequently this has a negative impact on the Company’s working capital.  The Company is working with each of its lenders to work out an alternative repayment plan and to extend the maturity of the various loans.  The Company’s working capital is also hampered by $472,070 of accounts payable and accrued expenses of $559,754.  Our current assets consisted of $5,547 cash, $33,320 in trade accounts receivables net of slotting fees, discounts and allowances, $228,050 in inventory including both finished goods, $51,554, and raw materials, $176,877, and prepaid expenses of $2.131.  Our current liabilities included accounts payable of $472,070, up $26,259 from $445,811 at December 31, 2008, accrued expenses of $559,754 up $474,388 from $474,388 at December 31, 2008 and various promissory notes payable within one year of $1,370,644.  Of this amount, $449,000 has been and continues to be in default.  The note holders of the defaulted notes have demanded repayment.  The Company is in discussion with each of the lenders to enter into a settlement for the amounts due.  Additionally, $350,000 of the $550,000 2007 bridge loans are also in default.  The Company has made an offer to each of these lenders to pay the accrued interest and outstanding principal in shares of common stock and to extend the maturity of each of the loans to December 31, 2009.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 4T.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedure

As of June 30, 2009, the Company’s management carried out an evaluation, with the participation of the Company's Chief Executive Officer (principal executive officer) and Chief Accounting Officer (principal financial officer), of the effectiveness of the Company's disclosure controls and procedures and the Company’s internal control over financial reporting. Management concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report were effective in timely alerting it to material information required to be included in the Company's periodic Securities and Exchange Commission filings and were also effective to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There was no change in the Company's internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

N/A

ITEM 1A. RISK FACTORS

Not Applicable

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 14, 2009, the Company entered into a promissory note with a face value of $50,000 (the “May 2009 Bridge Loan”).  The May 2009 Bridge Loan accrues interest at the annul rate of 12% and is due May 14, 2010.  In consideration of making the May 2009 Bridge Loan, the lender received 500,000 shares of the Company’s common stock.  The Company claims an exemption from the registration requirements of the Act for the private placement of these securities pursuant to Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated thereunder since, among other things, the transaction did not involve a public offering and the investor was an accredited investor.

On June 26, 2009, the Company issued 3,000,000 shares of the Company’s unregistered common stock in connection with a private placement offering.  The Company received $30,000 in gross proceeds from the offering.  Charles Morgan Securities, Inc., a registered broker-dealer ("CMS"), acted as placement agent for the sale of the shares of common stock.  In connection with the closing, CMS was receives a cash fee equal to 10% of the gross proceeds ($3,000), together with non-accountable expenses in the amount of 3% ($900) of the proceeds in cash.  The Company claims an exemption from the registration requirements of the Act for the private placement of these securities pursuant to Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated thereunder since, among other things, the transaction did not involve a public offering and the investor was an accredited investor.

On June 30, 2009, the Company issued 1,520,765 shares of the Company’s unregistered common stock in lieu of $33,837.19 cash in full satisfaction of a payable due a vendor of the Company.

On June 30, 2009, the Company issued 1,113,778 shares of the Company’s unregistered common stock in lieu of $25,060.00 cash in full satisfaction of a payable due a vendor of the Company.

On June 30, 2009, the Company issued 4,313,425 shares of the Company’s unregistered common stock in lieu of $43,134.25 cash in full satisfaction of accrued interest due a lender related to a $200,000 2007 Bridge Loan for the period September 14, 2007 to June 30, 2009.

On July 9, 2009, the Company issued 12,000,000 shares of the Company’s unregistered common stock in connection with a private placement offering.  The Company received $120,000 in gross proceeds from the offering.  Charles Morgan Securities, Inc., a registered broker-dealer ("CMS"), acted as placement agent for the sale of the shares of common stock.  In connection with the closing, CMS was receives a cash fee equal to 10% of the gross proceeds ($12,000), together with non-accountable expenses in the amount of 3% ($3,600) of the proceeds in cash.  The Company claims an exemption from the registration requirements of the Act for the private placement of these securities pursuant to Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated thereunder since, among other things, the transaction did not involve a public offering and the investor was an accredited investor.

On July 16, 2009, a lender representing a $25,000 2007 Bridge Loan converted their debt to equity.  The Company issued 2,000,000 shares of the Company’s unregistered common stock from Treasury in satisfaction of the debt including $4,791.78 of accrued interest.

On July 20, 2009, the Company issued 833,333 shares of the Company’s unregistered common stock in full satisfaction of $10,000 of consulting fees due to a consultant retained by the Company.

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

On September 14, 2007, the Company entered into a promissory note with a face value of $200,000 (the “September 2007 Bridge Loan”).  The September 2007 Bridge Loan accrued interest at the annul rate of 12% and was due September 14, 2008.  The Company pledged all of its tangible and intangible assets as security for the September 2007 Bridge Loan.  The September 2007 Bridge Loan was in default for failure to pay the principal amount and accrued interest due at maturity    On January 14, 2009  the Lender agreed to waive the default and extend the maturity of the September 2007 Bridge Loan to September 14, 2009.  On June 30, 2009, the Company issued 4,313,425 shares of the Company’s unregistered common stock to the Lender in lieu of $43,134.25 cash in full satisfaction of accrued interest due for the period September 14, 2007 to June 30, 2009 and the Lender agreed to extend the maturity to December 31, 2009.

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

On November 21, 2007, the Company entered into promissory notes with two separate lenders with a combined face value of $250,000 (the “November 2007 Bridge Loans”).  The November 2007 Bridge Loans accrued interest at the annul rate of 12% and were due November 21, 2008.  The Company also pledged all of its tangible and intangible assets as security for each of the November 2007 Bridge Loans.  Other than being subordinate to both the September 2007 Bridge Loan and the holder of the October 2007 Bridge Loan, the November 2007 Bridge Loans have a priority interest in all of the tangible and intangible assets of the Company.  The November 2007 Bridge Loans are currently in default for failure to pay the principal amount and accrued interest due at maturity.  The Company is negotiating with each of the holders of the November 2007 Bridge Loans to pay the accrued interest due, and to extend its maturity. No assurances can be given that the holder of the November 2007 Bridge Loan will agree to any such terms.

On June 26, 2008, the Company entered into a promissory note with a lender in the amount of $50,000 (the “June 2008 Loan”).  The June 2008 Loan accrues interest at the annual rate of 12% and was due June 26, 2008 and is unsecured.  The June 2008 Loan is currently in default for failure to pay the principal amount and accrued interest due at maturity.  The Company is negotiating with the holder of the June 2008 Loan to pay the accrued interest due, and to extend its maturity.  No assurances can be given that the lender of the June 2008 Loan will agree to any such terms.

Between July 14, and August 8, 2008, the Company entered into a various promissory notes with an unaffiliated lender totaling $58,500 (the “July-August 2008 Loans”).  Each of the July-August 2008 Loans accrues interest at the annual rate of 12% and is unsecured.  As of August 8, 2009, each of the July-August 2008 Loans is in default for failure to pay the principal amount and accrued interest due at maturity.  The Company is negotiating with the holder of the July-August 2008 Loans to pay the accrued interest due, and to extend its maturity.  No assurances can be given that the lender of the July-August 2008 Loans will agree to any such terms.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

On June 26, 2009, the Company issued 3,000,000 shares of the Company’s unregistered common stock in connection with a private placement offering.  The Company received $30,000 in gross proceeds from the offering.  Charles Morgan Securities, Inc., a registered broker-dealer ("CMS"), acted as placement agent for the sale of the shares of common stock.  In connection with the closing, CMS was receives a cash fee equal to 10% of the gross proceeds ($3,000), together with non-accountable expenses in the amount of 3% ($900) of the proceeds in cash.  The Company claims an exemption from the registration requirements of the Act for the private placement of these securities pursuant to Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated thereunder since, among other things, the transaction did not involve a public offering and the investor was an accredited investor.

On June 30, 2009, the Company issued 1,520,765 shares of the Company’s unregistered common stock in lieu of $33,837.19 cash in full satisfaction of a payable due a vendor of the Company.

On June 30, 2009, the Company issued 1,113,778 shares of the Company’s unregistered common stock in lieu of $25,060.00 cash in full satisfaction of a payable due a vendor of the Company.

On June 30, 2009, the Company issued 4,313,425 shares of the Company’s unregistered common stock in lieu of $43,134.25 cash in full satisfaction of accrued interest due a lender related to a $200,000 2007 Bridge Loan for the period September 14, 2007 to June 30, 2009.

On July 9, 2009, the Company issued 12,000,000 shares of the Company’s unregistered common stock in connection with a private placement offering.  The Company received $120,000 in gross proceeds from the offering.  Charles Morgan Securities, Inc., a registered broker-dealer ("CMS"), acted as placement agent for the sale of the shares of common stock.  In connection with the closing, CMS was receives a cash fee equal to 10% of the gross proceeds ($12,000), together with non-accountable expenses in the amount of 3% ($3,600) of the proceeds in cash.  The Company claims an exemption from the registration requirements of the Act for the private placement of these securities pursuant to Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated thereunder since, among other things, the transaction did not involve a public offering and the investor was an accredited investor.

On July 16, 2009, a lender representing a $25,000 2007 Bridge Loan converted their debt to equity.  The Company issued 2,000,000 shares of the Company’s unregistered common stock from Treasury in satisfaction of the debt including $4,791.78 of accrued interest.

On July 20, 2009, the Company issued 833,333 shares of the Company’s unregistered common stock in full satisfaction of $10,000 of consulting fees due to a consultant retained by the Company.

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on this 19th day of August 2009.

THE ENLIGHTENED GOURMET, INC.

By:  /s/ ALEXANDER L. BOZZI, III

Alexander L. Bozzi, III, President

(Principal Executive Officer and

Principal Financial Officer and Chief Accounting Officer)