Form 10-Q
period 2009-09-30
Enlightened Gourmet, Inc.
filed 2009-11-23
CIK 1342882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 17, 2009 234,512,306 shares of the issuer's Common Stock were issued and 223,867,595 were outstanding.

THE ENLIGHTENED GOURMET, INC.

ITEM 1. FINANCIAL STATEMENTS

THE ENGLIGHTENED GOURMET, INC.

BALANCE SHEETS

September 30, 2009 and December 31, 2008

	ASSETS
		(Unaudited)
		September 30,	December 31,
		2009	2008
	CURRENT ASSETS:
	Cash and cash equivalents	$155	$2,629
	Accounts receivable	377,697	251,786
	Less slotting fees	355,000	240,000
	Accounts receivable, net	22,697	11,786
	Inventory
	Finished goods	25,110	34,136
	Raw materials	164,534	176,877
	Total inventory	189,644	211,013
	TOTAL CURRENT ASSETS	212,496	225,428

	DEFERRED FINANCING COSTS	7,204	-

	INTANGIBLE ASSETS	250,000	250,000

	TOTAL ASSETS	$469,700	$475,428

	LIABILITIES AND STOCKHOLDERS’ DEFICIT

	CURRENT LIABILITIES:
	Accounts payable	$383,366	$445,811
	Accrued expenses	626,475	474,388
	Notes payable
	Stockholders	449,000	449,000
	Other	866,021	699,549
		1,315,021	1,148,549
	TOTAL CURRENT LIABILITIES	2,324,862	2,068,748

	STOCKHOLDERS’ DEFICIT:
	Preferred stock, series B, $0.001 par value; 250,000 shares authorized
	183,333 shares issued and outstanding	183	183
	Additional paid in capital on preferred stock	1,938,174	1,938,174
	Common stock, par value $0.001, 350,000,000 shares authorized,
	218,512,306 shares issued and outstanding	218,512	185,069
	Additional Paid in Capital	7,375,675	6,867,638
	Accumulated Deficit	(11,377,061)	(10,546,017)
		(1,844,517)	(1,544,953)
Less:	Treasury stock, 10,644,711 shares	(10,645)	(10,645)
	Deferred financing costs	-	(27,722)
	TOTAL STOCKHOLDERS’ DEFICIT	(1,855,162)	(1,593,320)

	TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$469,700	$475,428

The accompanying notes are an integral part of these financial statements.

THE ENLIGHTENED GOURMET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	Sept 30, 2009	Sept 30, 2008	Sept 30, 2009	Sept 30, 2008
REVENUE:
Sales of Products	$68,966	$190,467	$189,338	$591,016
Less Discounts and Slotting Fees	(53,563)	(63,558)	(142,994)	(296,241)
NET REVENUE	15,403	126,909	46,344	294,775

COST OF SALES	67,656	141,024	182,953	454,523

GROSS MARGIN	(52,253)	(14,115)	(136,609)	(159,748)

EXPENSES:
Selling, General & Administrative	130,065	428,175	449,862	1,323,807
Interest	67,394	197,341	244,573	762,710
	197,459	625,516	694,435	2,086,517

(LOSS) BEFORE TAXES	(249,712)	(639,631)	(831,044)	(2,246,265)

INCOME TAX EXPENSE	-	-	-	-

NET INCOME (LOSS)	$(249,712)	$(639,631)	$(831,044)	$(2,246,265)

BASIC/DILUTED LOSS
PER SHARE	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted Average Number of
Common Shares of Stock Outstanding	212,082,590	170,055,720	196,006,137	169,822,389

The accompanying notes are an integral part of these financial statements.

THE ENLIGHTENED GOURMET, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

					Additional		Deferred			Total
	Common Stock		Preferred Stock		Paid – In	Unearned	Offering	Accumulated	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Expense	Deficit	Stock	Equity

Balance at December 31, 2007	169,430,536	$169,430	-	$ -	$5,795,290	$ (646,042)	$(292,951)	$ (7,771,650)	$(16,445)	$ (2,762,368)
Issuance of common stock from treasury as payment for convertible debenture obligation	-	-	-	-	578,200	-	-	-	11,800	590,000
Issuance of common stock for consulting services	15,012,785	15,013	-	-	191,418	-	-	-	(6,000)	200,431
Issuance of common stock as payment for accrued interest on convertible debt	625,184	626	-	-	48,965	-	-	-	-	49,591
Issuance of preferred stock	-	-	172,083	172	3,441,488	-	-	-	-	3,441,660
Placement fees & expenses for issuance of preferred stock	-	-	-	-	(1,728,303)	-	-	-	-	(1,728,303)
Issuance of preferred stock as payment of note payable	-	-	11,250	11	224,989	-	-	-	-	225,000
Issuance of warrants pursuant to certain notes payable	-	-	-	-	77,701	-	-	-	-	77,701
Amortization of unearned compensation-	-	-	-	-	-	646,042	-	-	-	646,042
Amortization of deferred financing cost	-	-	-	-	-	-	265,229	-	-	265,229
Compensation expense for stock option plan	-	-	-	-	176,064	-	-	-	-	176,064
Net loss	-	-	-	-	-	-	-	(2,774,367)	-	(2,774,367)

Balance at December 31, 2008	185,068,505	$185,069	183,333	$ 183	$8,805,812	$ -	$ (27,722)	$(10,546,017)	$(10,645)	$ (1,593,320)

The accompanying notes are an integral part of these financial statements.

THE ENLIGHTENED GOURMET, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

					Additional		Deferred			Total
	Common Stock		Preferred Stock		Paid – In	Unearned	Offering	Accumulated	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Expense	Deficit	Stock	Equity

Balance at December 31, 2008	185,068,505	$185,069	183,333	$ 183	$8,805,812	$ -	$(27,722)	$(10,546,017)	$(10,645)	$ (1,593,320)

Issuance of common stock for cash	15,000,000	15,000	-	-	135,000	-	-	-	-	150,000
Issuance of common stock for consulting services	500,000	500	-	-	9,500	-	-	-	-	10,000
Issuance of common stock pursuant to certain notes payable	2,225,000	2,225	-	-	42,275	-	-	-	-	44,500
Issuance of common stock for payment of debt & interest	6,313,425	6,313			66,613	-	-	-	-	72,926
Issuance of common stock for repayment of accounts payable	9,405,376	9,405	-	-	124,492	-	-	-	-	133,897
Amortization of deferred financing cost	-	-	-	-	-	-	27,722	-	-	27,722
Compensation expense for stock option plan	-	-	-	-	130,157	-	-	-	-	130,157
Net loss	-	-	-	-	-	-	-	(831,044)	-	(831,044)

Balance at Sept 30, 2009	218,512,306	$218,512	183,333	$ 183	$9,313,849	$ -	$ -	$(11,377,061)	$(10,645)	$ (1,855,162)

The accompanying notes are an integral part of these financial statements.

THE ENLIGHTENED GOURMET, INC.

STATEMENTS OF CASH FLOWS

For the Nine Months ended September 30, 2009 and 2008

	Nine Months Ended	Nine Months Ended
	Sept 30, 2009	Sept 30, 2008
CASH FLOWS FROM
OPERATING ACTIVITIES:
Net Loss	$(831,044)	$(2,246,265)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-Cash stock based expenses & debt service	391,480	129,557
Amortization of deferred financing costs	37,518	394,162
Amortization of debt discount	70,972	173,482
Change in sales allowances taken	115,000	(70,000)
Amortization of stock based
management fee expense	-	525,936
Issuance of warrants	-	75,190
Changes in Current Assets and Liabilities:
Accounts Receivable	(125,911)	41,211
Inventory	21,369	(34)
Prepaid Expenses	-	65,500
Accounts Payable	(62,445)	112,674
Accrued Expenses	152,087	120,091
NET CASH USED IN
OPERATING ACTIVITIES	(230,974)	(678,496)

CASH FLOWS FROM
FINANCING ACTIVITIES:
Proceeds from notes & loans	141,000	163,500
Proceeds from sale of preferred stock	-	1,975,000
Debt financing costs	(47,500)	(284,694)
Issuance of Treasury Stock as payment for Convertible Debt	-	590,000
Payment of Convertible Debt	-	(590,000)
Proceeds from sale of common stock	150,000	-
Payment on notes & loans	(15,000)	(1,175,000)
NET CASH PROVIDED BY
FINANCING ACTIVITIES	228,500	676,806

NET INCREASE (DECREASE) IN CASH	(2,474)	(1,690)
CASH, BEGINNING	2,629	6,240
CASH, ENDING	$155	$4,550

Non-cash financing activities:
Issuance of stock for payment of debts	$202,031	$1,405,000
Issuance of stock for placement fees	$10,000	$1,466,660
Interest paid	$47,926	$49,593

The accompanying notes are an integral part of these financial statements.

THE ENLIGHTENED GOURMET, INC.

NOTES TO FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2009

NOTE 1.

FORMATION AND OPERATIONS OF THE COMPANY, GOING CONCERN AND MANAGEMENT’S PLAN:

Formation and Operations of the Company:

The Enlightened Gourmet, Inc. (the “Company”) was organized in the State of Nevada on June 25, 2004. On September 27, 2004, the Company acquired, via a tax free stock exchange with a wholly-owned and newly-formed subsidiary of the Company, all of the outstanding shares of Milt & Geno’s Frozen Desserts, Inc. (“M&G’s”). The Company acquired M&G’s because it believed that M&G’s had certain formulas and recipes that would enhance the Company’s development. Additionally, the Company acquired the brand name and tradedress, together with some limited inventory (less than $10,000) and certain liabilities, related to M&G’s fat free ice cream product Absolutely Free™. The transaction did not result in a business combination since M&G’s had no operations at the time. The subsidiary was subsequently dissolved.

The Company seeks to establish itself as a leading marketer and manufacturer of fat-free foods. As of September 30, 2009, the Company’s products were authorized in 18 supermarket chains having approximately 700 stores. This total does not include any convenience stores, smaller grocery stores or independent distributors for which we have also received authorizations. The Company’s major activities consist of producing and selling product and expanding its existing sales base; therefore management has determined that it is no longer a development stage entity.

Going Concern and Management’s Plan:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company is presently still dependent upon additional capital in the form of either debt or equity to continue its operations and is in the process of continuing to raise such additional capital through private placements of securities. This additional capital is necessary, because the Company’s working capital is presently insufficient to pay for the necessary ingredients and packaging, as well as production costs to manufacture the Company’s present and expected orders. There can be no assurance that the Company will be able to obtain additional financing in amounts or on terms acceptable to us, or at all. Compounding this problem, the Company presently does not have any sources of credit that it can access on a ready basis. In addition to needing additional capital to maintain it operations, the Company also needs to raise capital to pay for the various shareholder notes that are currently in default. (See Note 4)

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $831,044 for the nine months ending September 30, 2009 and a net loss of $2,774,367 for the year ended December 31, 2008. Additionally, as of September 30, 2009, the Company’s current liabilities exceeded its current assets. Those factors, and those described above, create an uncertainty about the Company’s ability to continue as a going concern. Management is developing a plan to (i) continue to contain overhead costs, (ii) increase sales (iii) significantly increase gross profits by reducing the slotting fees to be paid in 2009 and (iv) raise additional capital. These steps, if successful, together with the monies raised throughout 2009 and 2010 provide management with a course of action they believe will allow the Company to deal with the current financial conditions and continue its operations.

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

Intangible Assets and Debt Issuance Costs:

Management assesses intangible assets for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. For other intangible assets, the impairment test consists of a comparison of the fair value of the intangible assets to their respective carrying amount. The Company uses a discount rate equal to its average cost of funds to discount the expected future cash flows. There were no intangible assets deemed impaired as of September 30, 2009 or 2008.

Debt issuance costs are amortized over the life of the related debt or amendment. Amortization expense for debt issuance costs for the nine months ended September 30, 2009 and 2008 were $37,518 and $394,162, respectively.

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

Shipping and Handling Costs:

Shipping and handling costs are included in Selling, General and Administrative expense and are expensed as incurred. For the nine months ending September 30, 2009 and 2008, shipping and handling costs totaled $24,495 and $74,860, respectively.

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

Recent Accounting Pronouncements:

The Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (an interpretation of FASB Statement No. 109)” on January 1, 2007. As a result of the implementation of FIN 48, the Company performed a comprehensive review of any uncertain tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax returns that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, the Company believes it has no material uncertain tax positions and, accordingly, did not record any charges.

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

NOTE 4.

NOTES PAYABLE:

Stockholders

(a) A stockholder, on December 21, 2005, made cash advances to the Company of $245,000 (the “December 2005 Promissory Note”), which is $5,000 less than its face value of $250,000, resulting in a discount. The December 2005 Promissory Note did not accrue interest and is prepayable by the Company without penalty at any time. The borrowing was due and payable on April 1, 2006. In consideration of making the December 2005 Promissory Note, the lender received 666,667 warrants exercisable at $0.15 per share. Following a Black Scholes valuation model, the value of a warrant was $0.0463, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $31,000, which has been fully amortized. This December 2005 Promissory Note was refinanced with the stockholder under identical terms and conditions and the new maturity date was July 1, 2006 (the “April Promissory Note”). In consideration of making the April 2006 Promissory Note the lender received an additional 666,667 warrants exercisable at $0.15 per share. Following a Black Scholes valuation model, the value of a warrant was $0.0437, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $29,133, which has been fully amortized. The April Promissory Note is in default for failure to pay the principal when due at maturity. Since July 1, 2006, the April Promissory Note has borne interest at the rate of 18% per annum. Accrued interest for this Promissory Note is $146,188 and $101,188 as of September 30, 2009 and 2008 respectively.

(b) Another stockholder, on February 28, 2006, made cash advances to the Company of $94,000 (the “February 2006 Promissory Note”), which is $6,000 less than its face value of $100,000, resulting in a discount. The February 2006 Promissory Note did not accrue interest. The borrowing was due and payable on August 15, 2006. In consideration of making the February 2006 Promissory Note, the lender received 266,667 warrants exercisable at $0.15 per share. Following a Black Scholes valuation model, the value of a warrant was $0.0463, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $11,893, which has been fully amortized. The February 2006 Promissory Note is in default for failure to pay the principal when due at maturity. Since August 15, 2006, the February 2006 Promissory Note has borne interest at the rate of 18% per annum. Accrued interest for this Promissory Note is $56,305 and $38,305 as of September 30, 2009 and 2008 respectively.

(c) Another stockholder, on March 10, 2006, made cash advances to the Company of $22,560 (the “March 2006 Promissory Note”), which is $1,440 less than its face value of $24,000, resulting in a discount. The March Promissory Note did not accrue interest. The borrowing was due and payable on August 15, 2006. In consideration of making the March 2006 Promissory Note, the lender received 64,000 warrants exercisable at $0.15 per share. Following a Black Scholes valuation model, the value of a warrant was $0.0436, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $2,854, which has been fully amortized. The March 2006 Promissory Note is in default for failure to pay the principal when due at maturity. Since August 15, 2006, the March 2006 Promissory Note has borne interest at the rate of 18% per annum. Accrued interest for this Promissory Note is $13,513 and $9,193 as of September 30, 2009 and 2008 respectively.

(d) Another stockholder, on May 1, 2006, made cash advances to the Company of $23,875 (the “May 2006 Promissory Note”), which is $1,125 less than its face value of $25,000 resulting in a discount. The May 2006 Promissory Note did not accrue interest. The borrowing was due and payable on September 1, 2006. In consideration of making the May 2006 Promissory Note, the lender received 83,333 warrants exercisable at $0.15 per share. Following a Black Scholes valuation model, the value of a warrant was $0.0467, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $3,600, which has been fully amortized. The May 2006 Promissory Note is in default for failure to pay the principal when due at maturity. Since September 1, 2006, the May 2006 Promissory Note has borne interest at the rate of 18% per annum. Accrued interest for this Promissory Note is $13,867 and $9,367 as of September 30, 2009 and 2008 respectively.

(e) Another stockholder, on April 27, 2006, made cash advances to the Company of $47,750 (the “April 2006 Promissory Note”), which is $2,250 less than its face value of $50,000 resulting in a discount. The April 2006 Promissory Note did not accrue interest. The borrowing was due and payable on July 31, 2006. In consideration of making the April 2006 Promissory Note, the lender received 133,333 warrants exercisable at $0.15 per share. Following a Black Scholes valuation model, the value of a warrant was $0.046, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $5,700, which has been fully amortized. The face value of the April 2006 Promissory Note ($50,000) was refinanced with the same stockholder with a new maturity date of December 1, 2006 and a stated interest rate of twelve percent (12%) (the “July 2006 Promissory Note”). In consideration of making the July 2006 Promissory Note, the lender received 266,667 warrants exercisable at $0.15 per share. Following a Black Scholes valuation model, the value of a warrant was $0.047, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $12,534, of which $5,837 has been fully amortized. The stockholder agreed to extend the terms of the July 2006 Promissory Note as of December 1, 2006, with a maturity date of April 1, 2007 (the “December 2006 Promissory Note”). The stockholder received an additional 266,667 warrants exercisable at $0.05 per share. Following the same Black Scholes valuation model as previously, the value of a warrant was $0.0155, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $4,133, of which approximately $1,001 was amortized through December 31, 2006. The December 2006 Promissory Note is now in default for failure to pay the principal when due at maturity. Since April 1, 2007, the December 2006 Promissory Note has borne interest at the rate of 18% per annum. Accrued interest for this Promissory Note is $22,500 and $13,500 as of September 30, 2009 and 2008 respectively.

The following summarizes the stockholders notes as of September 30, 2009 and 2008:

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

Bridge Loan Financing

During the period March 15, 2007 through November 21, 2007 the Company entered into eight promissory notes (collectively the “2007 Promissory Notes”) with a combined face value $1,975,000. Each of the 2007 Promissory Notes were due one year from the date of its issuance and accrue interest at the annual rate of 12%. The Company pledged all of its tangible and intangible assets as security for each of the 2007 Promissory Notes. However, this security interest in the Company’s assets was subordinate to the security interest granted to the Convertible Notes described in this Note 5. In consideration of making the 2007 Promissory Notes, the lenders received a total of 6.3 million shares of the Company’s common stock valued at $0.05 per share, which resulted in an additional debt discount and corresponding additional paid in capital of $315,000 which was amortized over the life of the loan. The following is the dollar amount of bridge loans outstanding as of September 30:

	September 30, 2009	September 30, 2008
Face Value of Bridge Loans Outstanding	$550,000	$575,000
Less: Debt discount due to share issuance	-	12,428
Net Bridge Loans Outstanding	$550,000	$562,572

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

On June 23, 2008, the Company sold to a single accredited investor (“Investor”), an unsecured promissory note (the “June 2008 Promissory Note”) in the amount of $50,000. The June 2008 Promissory Note accrues interest at the annual rate of 12% and is due one year from its date of issuance. Additionally, as additional compensation to purchase the June 2008 Promissory Note the Investor was issued 750,000 warrants exercisable at $0.08 per share. The warrants have a cashless exercise provision and expire on June 23, 2013. Following a Black Scholes valuation model, the value of a warrant was $0.038, which resulted in a debt discount and corresponding additional paid in capital of approximately $28,575, which is being amortized over the term of the loan. The June 2008 Promissory Note was sold in a private transaction arranged by the Company. Accordingly, no compensation was paid to any broker or placement agent.

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

During the last quarter of 2007 and the first nine months of 2008, lenders representing $1,500,000 converted their debt to equity. The Company issued 30,000,000 common shares from Treasury in satisfaction of the debt. In addition, 1,352,876 common shares valued at $0.1125 were issued for payment of accrued interest totaling $131,459. On June 30, 2009 the Company issued an additional 4,313,425 of restricted common stock valued at $0.01 per share in satisfaction of $43,134 of accrued interest. Accrued interest unpaid as of September 30, 2009 totaled $55,921.

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

NOTE 7.

COMMON STOCK:

On June 26, 2009, the Company issued 3,000,000 shares of the Company’s unregistered common stock in connection with a private placement offering. The Company received $3,000 in gross proceeds from the offering. CMS acted as placement agent for the sale of the shares of common stock. In connection with the closing, CMS receives a cash fee equal to 10% of the gross proceeds ($300), together with non-accountable expenses in the amount of 3% ($90) of the proceeds in cash. The Company claims an exemption from the registration requirements of the Act for the private placement of these securities pursuant to Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated thereunder since, among other things, the transaction did not involve a public offering and the investor was an accredited investor.

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

On July 16, 2009, the Company issued 2 million shares of the Company’s unregistered common stock to retire a $25,000 December, 2007 bridge loan, including accrued interest. 1,520,822 shares were valued at $0.01644 for the principal, and 479,178 shares valued at $0.01 were issued for the accrued interest.

During the third quarter of 2009, the Company issued 6,770,833 shares of the Company’s unregistered common stock in satisfaction of $75,000 of consulting and legal fees.

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

A summary of the option awards under the Company’s Stock Option Plan as of September 30, 2009 and changes during the two-year period ended June 30, 2009 is presented below:

Stock Option Summary		Weighted
		Average
		Stock
Stock Options	Shares	Price
Outstanding, January 1, 2007	2,820,000	$0.14
Granted, 2007	18,500,000	$0.05
Granted, 2008	3,680,000	$0.02
Exercised	-	$-
Forfeited	(2,430,000)
Outstanding at September 30, 2009	22,570,000	$0.0558

Options vested at September 30, 2009	9,095,500	$0.0648

At September 30, 2009, the average remaining term for outstanding stock options is 6.5 years.

A summary of the status of non-vested shares under the Company’s Stock Option Plan, as of September 30, 2009 and changes during the two-year period ended September 30, 2009 is presented below:

Non-Vested Option Summary	Shares	Weighted Average Stock Price

Stock Options
Non-vested, June 30, 2007	574,500	$0.15
Non-vested, June 30, 2008	10,500,000	$0.05
Granted during 2008	2,400,000	$0.03
Granted during 2009	-	$-

Total Non-vested, September 30, 2009	13,474,500	$0.0503

As of September, 30, 2009 and 2008, there was a total of $499,397 and $654,362 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Stock Option Plan, respectively. That cost is expected to be recognized over a weighted-average period of 7 years. This disclosure is provided in the aggregate for all awards that vest based on service conditions.

NOTE 9.

INCOME TAXES

As of September 30, 2009 and December 31, 2008, the Company had deferred tax assets of approximately $3,700,000 and $2,700,000, respectively, with equal corresponding valuation allowances in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”).

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

NOTE 10.

RELIANCE ON OFFICERS:

The Company presently has only 1 full time employee. This person is the only person who has the experience to develop and sell the Company’s products. If he was no longer able or willing to function in that capacity, the Company would be negatively affected. The Company also retains a full time consultant to assist with the operations of the Company.

NOTE 11.

RELATED PARTIES:

Nutmeg Farms Ice Cream, LLC (“Nutmeg”)

Nutmeg formerly manufactured and co-packed all of the Company’s ice cream cups. The Company discontinued selling ice cream cups late in 2006 and, consequently, no longer employs Nutmeg as a co-packer. However, while they no longer co-pack for the Company, they are involved in certain product testing for the Company. Nutmeg employs a director of the Company. The Company did not incur any costs to Nutmeg for the nine months ending September 30, 2009 and 2008.

NOTE 12.

CONCENTRATION OF CREDIT RISK:

The Company has one major customer that accounted for approximately 72% of gross sales and another customer that accounted for 14% of gross sales for the nine months ended September 30, 2009. Additionally, net of slotting allowances, as of September 30, 2009, one customer accounted for 37% of accounts receivables, one customer accounted for 24% of accounts receivable, one customer accounted for 13% and two customers accounted for approximately 10% of receivables each.

NOTE 13.

FINANCIAL ADVISORY AGREEMENTS:

Charles Morgan Securities, Inc.

In connection with entering the Placement Agreement with CMS regarding the 2007 sale of the Convertible Notes (see Note 5), the Company and CMS entered into an Investment Advisory Agreement pursuant to which CMS has agreed to provide certain advisory services in exchange for (i) the payment of a $30,000 engagement fee, (ii) an agreement to pay $240,000 over 24 months, and (iii) the issuance to CMS of 13,250,000 shares of the Company’s Common Stock.

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

NOTE 14.

SUBSEQUENT EVENTS:

On November 3, 2009, the Company issued 12,500,000 shares of the Company’s unregistered common stock in connection with a private placement offering. The Company received $125,000 in gross proceeds from the offering. Charles Morgan Securities, Inc., a registered broker-dealer ("CMS"), acted as placement agent for the sale of the shares of common stock. In connection with the closing, CMS received a cash fee equal to 10% of the gross proceeds ($12,500), together with non-accountable expenses in the amount of 3% ($3,750) of the proceeds in cash. The Company claims an exemption from the registration requirements of the Act for the private placement of these securities pursuant to Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated there under, since, among other things, the transaction did not involve a public offering and the investor was an accredited investor.

On November 3, 2009, the Company issued 1,500,000 shares of the Company’s unregistered common stock for a retainer fee paid to a public relations firm retained by the Company.

On November 3, 2009, the Company issued 2,000,000 shares of the Company’s unregistered common stock in full satisfaction of $20,000 of consulting fees due to a consultant retained by the Company.

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

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. Those statements include statements regarding the intent, belief or current expectations of us and members of its management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

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

Overview.

Since January 1, 2006, the Company’s major activities have been producing and selling product, as well as attempting to expand our sales base. Prior to January 1, 2006, the Company was a development stage company and recorded no revenues from sales. The Company presently has its products for sale in approximately 700 stores; primarily in the New York Metro Area and in parts of southern New England. Sales for the quarter ended September 30, 2009, while less than the comparable period of 2008, as the Company’s sales, like retail sales in general, continue to be hampered by the economic recession, were greater than the 2nd quarter of 2009. The Company has seen some signs of sales stabilizing, but not enough to insure that consumers will return to their prior spending habits regarding brand names. Additionally, sales to stores in upper level economic areas remained strong compared to stores in middle, or lower income areas. While sales improved in the 3rd quarter compared to the 2nd quarter of 2009, the Company’s sales in the current quarter compared to the 3rd quarter of 2008 were significantly less, because they were generated from a fewer number of stores than the 3rd quarter of 2008. As stated in the Company’s 2nd quarter 10-Q, the Company’s products were discontinued in about 900 stores in the first quarter of 2009 when the Company, due to lack of available capital, elected not to pay slotting fees again. This so called “Pay to Stay” has become prevalent in the grocery market, as stores look for additional ways to increase profits. However, the Company intends to make presentations in the next few months to seek new store authorizations for 2010 that we anticipate will increase the number of stores selling our products. However, no assurances may be given that these stores will authorize our products, or that we will agree to the terms that they offer. Lastly, approximately 75.5% of the Company’s gross revenues during the quarter were offset by promotional fees and expenses.

Results of Operations.

During the three months ended September 30, 2009, we recorded gross sales of $68,966 compared to $190,467 for the comparable quarter of 2008. For the nine months ending September 30, 2009 sales were $189,338 compared to $591,016 for the comparable nine month period of 2008. The decline in sales was primarily due to the fewer number of stores that our products were authorized in 2009 compared to 2008. We were offered the opportunity to return to these stores in 2009, but would have had to pay additional slotting to do so. Given the scarcity of capital, we decided not to do so. Another reason for the decrease in sales was the economic recession which adversely affected sales, as consumers looked to conserve money by purchasing less expensive brands. While our products offer long term health benefits compared to regular full fatted ice cream, consumers are typically less likely to make short term sacrifices, by paying more for our products, to garner long term benefits. Additionally, consumers typically cut back on higher priced items, regardless of their health benefits, as they usually conserve cash during weak or uncertain economic times. Accordingly, our revenue for both the 3 months and the 9 months ending September 30, 2009 was significantly less than it was for the comparable periods in 2008. Nevertheless, our sales in the New York Metro Area during both the 3 months and the 6 month period ended June 30, 2009 were greater than the comparable periods of 2008. The New York Metro area is serviced via a direct store delivery distributor rather than a warehouse delivery system, which we believe is the reason for the increase in sales compared to stores serviced by warehouse distribution. While direct store delivery distributors (“DSD”) are more costly to the Company compared to a warehouse distribution, direct store delivery does a much better job of insuring that the Company’s products are on the stores shelves. Therefore, while the Company’s gross margin is less per case sold via a DSD distributor compared to a warehouse distributor, the Company typically sells more products via DSD distribution compared to warehouse distribution. Additionally, the Company has seen initial signs that sales may be stabilizing. Sales for the 3rd quarter of 2009 were greater than the 2nd quarter of 2009. As evidence that sales may be stabilizing, sales declined in the 3rd quarter of 2008 compared to the 2nd quarter of 2008, whereas in 2009, the Company saw an increase in sales from the 2nd quarter of 2009 to the third quarter of 2009. As a result of this apparent stabilization in sales, the Company will again look to increase the number of stores authorizing for sale the Company’s products. However, the Company will be very selective in the accounts it will present to, given the Company’s limited working capital, it cannot afford to pay a lot of money in slotting fees for new stores. However, without garnering new stores, increases in the Company’s sales to levels previously obtained will be difficult to return to. In addition to seeking new stores, we will also focus our attention on our existing stores, primarily the New York Metro market, to increase the number of products offered for sale in these stores.

The Company typically promotes its products by offering discounted pricing to retailers, coupons and in-store demonstrations to increase customer awareness of its products. The Company believes it offers the only no fat, no lactose, no sugar added ice cream with fewer calories than the competition while maintaining the taste and texture of full fatted premium ice cream. The Company continues to believe that these are attributes that consumers will find attractive and will return to purchasing the Company’s products and as the economy improves. This belief continues to be supported by the positive feedback the Company receives from brokers, store representatives and consumers that its products are well received in the marketplace. Additionally, the Company has almost completed its internal testing of the reformulation of its recipe to allow its ice cream to be considered “All Natural.” The Company’s initial tests, including taste testing, have been very positive, and the Company has no reason to doubt that all of these tests will be successful and allow the Company to be marketed as “All Natural.” The “natural” segment of food sales, together with the “organic” segment are two of the fastest growing divisions of grocery sales. Based upon definitions of what is considered an all natural product, primarily from information publicly available from Whole Foods, the Company ‘s tests have revolved around replacing one of its ingredients with another ingredient. Historically, consumers have been willing to pay more for foods considered to be natural and/or organic and the Company believes this will be beneficial to the Company. The Company expects to complete this internal testing early in the 1st quarter of 2010 and be able to market its ice cream as all natural toward the end of the 1st quarter of 2010.

All of our revenue during the first 9 months of 2009 was from the sale of ice cream bars to supermarket chains. Our Double Chocolate Swirl remained our best selling flavor for both the 3 months and the 9 months ending June 30, 2009. For the 3 month period, Double Chocolate Swirl represented about 47.6% of our sales and for the 9 month period represented 44.1% of sales. The Double Chocolate Swirl bar has been our best selling ice cream bar for the past several years, and equaled 38.3% and 39.6% for the comparable 3 and 9 month periods of 2008. Our Orange & Vanilla Cream bar, which was reworked last year to look and taste more like a traditional “50/50” bar remained our second best selling product representing about 30.4% of sales for the 3 months ending September 30, 2009 and 28.8%, for the 9 months ending September 30th. The comparable percentages for the 3 and 9 months ending 2008 were 37.1% and 36% respectively. Sales of our Double Sundae Swirl bar, introduced in mid-2007, declined slightly, as a percentage of total sales, from 20.4% of sales in the first 9 months of 2008 to 15.5% of sales for the nine months of 2009. This percentage decline is based primarily on the decrease in authorized stores which were selling the Double Sundae Swirl bar in 2008 compared to 2009. We reintroduced our Cappuccino Fudge bar last year and it represented about 8.1% of sales for the 3 moths ending September 30, 2009, compared to 2.3% for the comparable period of 2008. Sales for the 9 months ending September 30th were 9.1% of sales compared to about 2.3% of sales for the comparable period of 2008. The Cappuccino, as we expected, is an attractive flavor in the New York and New England markets where coffee flavored beverages are strong sellers. Lastly, our Peach Melba bar represented about 4.3% of sales for the first 9 months of this year similar to the 6.7% of sales for the comparable period of 2008.

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

Unlike 2008, all of our ice cream bars have been manufactured at our original co-packing facility in Lakewood, New Jersey. Due to logistical concerns, we no longer manufacture any products at the second co-packer we employed located in Wisconsin. We had no long term agreement to manufacture our products with the Wisconsin co-packer, and presently do not have a long term agreement to manufacture our product with our original co-packer. While having two co-packers helped diminish the potential adverse effects should either co-packer experience any production issues, or shortages, the logistical concerns of having two co-packers and scheduling production time caused us to consolidate back into a single co-packer. However, to the extent that our co-packer is unable to manufacture our products going forward, or produce amounts that are sufficient to meet customer demands, we would not be able to fill all of our orders and, similar to what took place in 2007, we could be adversely impacted. Accordingly, during October and November of this year we have increased our finished goods inventory to insure that we have adequate inventories going into 2010 to meet our expected sales, but to also diminish the likelihood of any problems should our co-packer be unable to manufacture our product. We expect this production to continue to the end of the year with the goal of having sufficient inventories available at the beginning of 2010 to last through to next fall. Going forward, we still anticipate the need to enter into a long-term production agreement with this co-packer once we can reasonably determine our sales for the next twelve to eighteen months. Additionally, we believe that until we are more stable financially, this co-packer will not be willing to enter into a long-term agreement since they cannot be reasonably assured we will be able to pay for such production.

The Company incurred a net loss of $249,712 for the 3rd quarter of 2009, compared to a net loss $639,631 for the comparable quarter ended 2008, reducing its loss by $389,919; an improvement of 60.9%. The net loss for the 9 month period ending September 30, 2009 was $831,044 compared to a net loss of $2,246,265 for the comparable period of 2008; a decrease of $1,415,221 or 63%. Sales for both the 3 months and 9 months ending September 30, 2009 were less than the comparable periods of 2008. Consequently the Company’s cost of goods sold was also less in the 3 and 9 month period ending September 30, 2009. Additionally, the slotting fees and expenses paid by the Company in both the 3 and 9 months ending September 30, 2009 were considerably less than those incurred in the comparable periods of 2009 as the Company focused its efforts on increasing sales from existing stores rather than attempting to get sales from new stores. Consequently the Company’s slotting expenses have been considerably less this year compared to previous year. Additionally, the Company’s selling, general and administrative expenses have been reduced significantly from $428,175 for the 3 months ending September 30, 2008 to $130,065 for the same three month period this year. For the 9 months ending September 30, 2009 the Company’s selling, general and administrative expenses were $449,862 compared to $1,323,807 compared to the same period in 2008; an improvement of $873,945. Finally, as a result the Company’s past and continuing efforts to reduce its debt burden, the Company’s interest expense was considerably less for both the 3 months ending September 30, 2009 ($67,394) compared to the 3 months ending September 30, 2008 ($197,341). This comparison is even more dramatic for the 9 month period were interest expense was $244,573 in 2009 compared to $762,710 in 2008. The Company has worked hard to make its operations more efficient and to reduce its debt burden so that it can have more capital available for production related expenses to insure it has product to sell, as well as capital to market and promote its products. The reduction in both overhead and interest expense is a continuation of the trend that began earlier this year.

The Company had revenues of $68,966 and paid $53,563, representing 77.7% of sales, in slotting, discounts & other credits in the quarter ending September 30th compared to revenues of $190,467 and slotting discounts & other credits of $63,558 in the comparable quarter of 2008. Slotting fees for the first nine months of 2009 were $142,994, compared to $296,241 for the first nine months of 2008. The decrease in slotting fess represents the Company’s continuing efforts to increase sales from existing accounts, rather than from obtaining authorizations from new stores, or “paying to stay” in existing stores. The Company believes it is best served by using its available capital to insure that it can make and deliver product to the stores, and increase sales in existing stores by spending more money on marketing and promotion rather than slotting. Historically, slotting charges have typically been one-time payments made to retail outlets to access their shelf space. These fees are common in most segments of the food industry and vary from chain to chain. However, more recently, supermarkets have been asking for annual slotting payments, called “Pay to Stay,” to add additional revenues to the stores. The Company is examining this recent trend and how the Company can avoid paying additional slotting fees to retain its shelf space. Nevertheless, the Company anticipates that until the rollout of its products to all stores in the country is completed, slotting expenses and discounts will continue to offset a portion of sales revenue. However over time, as more stores authorize the Company’s products, even with “Pay to Stay,” slotting payments should represent a smaller portion of gross revenues. However, slotting fees are not a guarantee that a store will reauthorize our product from one year to the next. For example, if sales of the Company’s products are not acceptable to the stores, the Company’s products may be discontinued, similar to what happened with certain supermarket chains the Company was selling to in 2007 and to a lesser degree in 2008. While the Company intends to focus on increasing its sales revenues by attempting to increase existing store sales via marketing and promotional programs rather than adding new stores, it also needs to obtain authorizations from new stores to return sales to their previous levels. Regardless if the Company receives new store authorizations, or receives a new authorization from a current authorized store for a new product that was not previously authorized, additional slotting expenses will most likely be assessed.

The $249,712 loss for the 3rd quarter of 2009 and the $831,044 loss for the first 9 months of 2009 resulted primarily from (i) slotting fees and discounts, (ii) the Company’s unusually high cost of goods sold incurred during 2009, (iii) selling, general and administrative expenses and (iv) interest expenses. Additionally, supermarkets deducted $53,563, or about 77.7% of sales, during the 3rd quarter of 2009 and $142,994, about 75.5% of sales in the first 9 months of the year to pay for marketing and promotional fees and expenses, including consumer price discounts, and slotting charges for new items in existing stores. The Company’s slotting expenses, as a percentage of revenues, declined throughout the year, as the Company did not increase the number of authorized stores, and elected not to pay additional slotting to stay in some of the stores it had been authorized in 2008. Consequently, slotting expenses were lower, but sales were also lower due the decrease in the number of stores selling the Company’s products. The Company expects this trend to continue through the end of this year, because it committed to spend fewer dollars on slotting this year compared to previous years. The Company’s cost of goods sold, $53,563, or 77.7% of sales for the 3 months ended September 30, 2009, while less than the 87.9% observed in the 2nd quarter of 2009, is still considerably greater than normal as a result of the Company’s inability, due to lack of working capital to order raw materials in sufficient volume to obtain bulk purchasing prices. This is also reflected in the 9 months ended September 30th where the cost of goods sold, $142,994, on sales of $189,338, was 75.5% which, while also greater than normal, showed an improvement compared to the 6 month period ended June 30, 2009 where the cost of goods sold was greater than the sales for that period. For comparison, the cost of goods sold for the 3 and 9 month periods ended September 30, 2008 were 74% and 76.9% of sales, respectively. Earlier this year, the Company changed the way it orders its raw materials to make its basic ice cream mix, as well as how it is blended and mixed. The Company believes that over time, as its existing inventory is turned over, that this will reduce the Company’s cost of goods sold. Additionally, the Company is continuing to look for ways to increase its gross margin without sacrificing the quality of its product. The Company has never had sufficient financial resources to purchase its raw materials in greater volume, so it still incurs smaller batch pricing. The Company continues to believe it will be able to lower the cost of its ingredients and packaging if and when it can purchase these items in greater quantity. The Company continues to believe that as its sales increase, and the payments for slotting as a percentage of gross sales are eventually reduced, the Company’s working capital will improve. Additionally, the Company expects that it will be able to purchase its raw materials, including packaging and ingredients, in sufficient volume to obtain discounts from what it has paid for these materials to date. The weak economy has also helped hold down the prices for the raw materials the Company purchases to make its product.

The Company incurred Selling, General & Administrative costs of $130,065 in the current quarter compared to $428,175 last year; a decrease of $298,110. For the first nine months of 2009, the amount was $449,862, compared to $1,323,807 in the same period in 2008. Almost all of this improvement for the nine month period is attributable to the decrease in fees paid to the Company’s investment banker related to the private placement of the Company’s Series B Preferred in 2008, as well as other fees paid to our investment banker as a result of various private placements to raise capital. The Company incurred Sales and Distribution expenses during the 3rd quarter of 2009, of $4,603 of which $2,720 was related to cold storage costs, compared to $25, 524 for the comparable period of 2008. Approximately 71.2% of all of the Company’s sales during the third quarter were sales made by the Company’s two direct store distributors. These distributors pick up their orders directly from the Company’s leased distribution warehouse and deduct 2% of the cost of their item to cover the delivery cost. This is less expensive than hiring an independent trucker to deliver these orders. Accordingly, fluctuations in fuel costs have had less of an effect on the Company’s gross margin from these sales. The Company’s remaining sales were delivered in the more traditional warehouse delivery system, where the warehouse orders from the Company, the Company delivers to the warehouse and local store in turn places its orders with the warehouse, not the Company. For the nine months ending September 30, 2009 the Company’s Sales and Distribution expense was $24,495 of which $17,484 was for cold storage, compared to Sales and Distribution expenses of $107,079 for the comparable period in 2008, of which $23,871 was for cold storage, $50,990 was for freight expense to deliver our products, and $32,000 were sales commissions to independent brokers. Almost all of the decrease in Sales and Distribution expenses from 2008 to 2009 was due to lower gross sales in 2009 compared to 2008.

The Company incurred $33,100 in costs attributable to salaries and benefits during the 3rd quarter, compared to $52,673 in the comparable period of 2008. For the nine months ended September 30, 2009, the Company had salary and benefits expenses of $79,457, compared to $146,294 for the same period in 2008. The decrease is related to the reduction in full time head count of one employee which took place during the 1st quarter of the year. While it does not effect the Company’s earnings, the Company’s President has continued to defer a considerable portion of his salary, which improves the Company’s working capital. The balance of the Company’s SG&A was incurred in general operating expenses including advertising, marketing, travel and entertainment.

The Company incurred interest charges of $67,394 during the quarter compared to $197,341 in the comparable period in 2008; a decrease of $129,947 or about 65.8%. For the nine moths ended September 30th the interest costs were $244,573, compared to $762,710 in the comparable period of 2008. The decrease in interest cost for both the 3rd quarter of 2009, and the 9 month period ending September 30, 2009 compared to comparable periods of 2008 is attributable to the repayment of $1.69 million of term debt during the first six months of 2008. The majority of the interest expense in the current quarter is related to the $449,000 Stockholders Notes that are currently in default and accruing interest at the annual rate of 12%, and the $550,000 of 2007 Promissory Notes which were outstanding for most of the 3rd quarter. The Company repaid, by issuing the holder of $25,000 of 2007 Promissory Notes, 2 million shares of unregistered common stock. The amount repaid with the shares of stock included all of the accrued interest to the date of repayment. Of the $67,394 incurred during the current quarter $16,978 represents the accretion of debt discount related to restricted shares of common stock issued to lenders, as well as fees paid to the placement agent, including shares of restricted common stock, $46,166, is accrued interest on the various borrowings, and the balance, $4,250, represent deferred financing cost on all of the Company’s various financings.

Liquidity and Capital Resources.

During the quarter the Company’s total assets decreased $5,728 from $475,428 at December 31, 2008 to $469,700 at September 30, 2009. The decline was principally the result of the cumulative effect of a decrease in cash ($2,474, an increase in net accounts receivable ($10,911), a decrease in raw material and finished goods inventories ($21,369), and in increase in deferred financing costs of $7,204 as a result of the placement fees and expenses incurred related to the Company’s borrowing earlier this year.

The Company’s current assets decreased $12,932 from $225,428 at December 31, 2008 to $212,496 at September 30, 2009. The decrease in current assets was primarily as a result of the aforementioned decrease in cash ($2,474), increase in net accounts receivable ($10,911), decrease in raw materials and finished goods inventory ($21,369). At September 30, 2009, the Company had negative working capital of approximately $2,112,366, which consisted of current assets of approximately $212,496 and current liabilities of $2,324,862. The Company’s negative working capital was up $269,046 from $1,843,320 at year end. All of the Company’s borrowings come due within the next 12 months, or are in default and are past due. Consequently this has a negative impact on the Company’s working capital. The Company is continuing to work with each of its lenders and several of its creditors to work out an alternative repayment plan and to extend the maturity of the various loans. The Company’s working capital is also hampered by $383,366 of accounts payable which, while down from $445,811 at December 31, 2009, a decrease of $62,445, is still quite high given the Company’s current sales. Additionally, the Company’s accrued expenses of $626,475 are up $152,087 from $474,388 at December 31, 2008. The majority of the increase in accrued expenses is a result of the accrued interest on the Company’s indebtedness. Our current assets consisted of $155 cash, $22,697 in trade accounts receivables net of slotting fees, discounts and allowances, $189,644 in inventory including both finished goods, $25,110, and raw materials, $164,534, and deferred financing costs of $7,204. Our current liabilities included accounts payable of $383,366, down $62,445 from $445,811 at December 31, 2008, accrued expenses of $626,475 up $152,087 from $474,388 at December 31, 2008 and various promissory notes payable within one year of $1,315,021. Of this amount, $449,000 has been and continues to be in default. The note holders of the defaulted notes have demanded repayment. The Company is in continuing discussions with each of the lenders to enter into a settlement for the amounts due. Additionally, $350,000 of the $550,000 2007 bridge loans are also in default. The Company has made an offer to each of these lenders to pay the accrued interest and outstanding principal in shares of common stock and to extend the maturity of each of the loans to December 31, 2009. The Company issued a total of 6,770,833 shares of common stock to cancel $75,000 in accounts payable to various vendors.

Other than the typical 30-day grace period for paying vendors, the Company presently has no bank credit lines that it may rely on to fund working capital. However, many of the Company’s vendors have been willing to lengthen payment terms and generally accommodate the Company’s needs, based upon the fact that Company has previously paid their invoices; albeit not in a timely manner. In many cases vendors work with the Company, because they view it in their best interest to work with the Company during this period of limited working capital. However, not all vendors have been willing to extend such credit terms, and many vendors continue to require sizeable up-front deposits, or full payment in advance.

While the Company has been able to raise equity capital in the past few months, it is still dependent upon additional capital in the near term in the form of either debt or equity to continue its operations and to continue to build the companies inventories of finished foods. This is necessary because the Company’s working capital is presently insufficient to pay for the necessary ingredients and packaging, as well as production costs, to continue to increase its inventories of finished goods, and to pay down its accounts payable and existing indebtedness. The Company is is still dependent upon additional capital, particularly equity capital, to pay down its indebtedness to a more manageable amount and to insure its long term financial stability. Compounding the Company’s liquidity problem, the Company presently does not have any sources of credit that it can access on a ready basis. The Company requires additional capital in order to (i) purchase additional raw materials, including ingredients and packaging, as well as pay the cost of manufacturing its products all in a timely basis; (ii) pay advertising costs and other marketing expenses to promote the sale of its products; (iii) finish paying its slotting fees; (iv) repay its existing indebtedness including its accounts payable and (v) increase its corporate infrastructure. The Company believes that it needs about $1,000,000 of additional capital. A significant portion of this capital, if received, would go towards reducing the Company’s remaining indebtedness, and to purchase raw materials to insure that it can continue to build its finished goods inventory. However, we do not have any current agreements to receive additional capital and there can be no assurance that the Company will be able to obtain additional financing in amounts or on terms acceptable to us, or at all. To the extent that the Company is unable to receive such funding on a timely basis, the Company’s ability to continue to pay its existing obligations, as well as enter new markets or exploit existing markets may be delayed or potentially lost, and management’s revenue projections will not be met. Additionally, it’s possible that the Company’s reputation may be damaged if it is not able to deliver its products to the supermarkets from which it has received orders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedure

We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Disclosure controls and procedures are designed to provide reasonable assurance and are effective at the reasonable assurance level. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of September 30, 2009, the Company’s management carried out an evaluation, with the participation of the Company's Chief Executive Officer (principal executive officer) and Chief Accounting Officer (principal financial officer), of the effectiveness of the Company's disclosure controls and procedures and the Company’s internal control over financial reporting. Management concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report were effective at the reasonable assurance level in timely alerting it to material information required to be included in the Company's periodic Securities and Exchange Commission filings and were also effective at the reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

N/A

ITEM 1A. RISK FACTORS

Not Applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 9, 2009, the Company issued 12,000,000 shares of the Company’s unregistered common stock in connection with a private placement offering. The Company received $120,000 in gross proceeds from the offering. Charles Morgan Securities, Inc., a registered broker-dealer ("CMS"), acted as placement agent for the sale of the shares of common stock. In connection with the foregoing, the Company relied upon the exemption from the registration requirements of the Act for the private placement of these securities pursuant to Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated thereunder since, among other things, the transaction did not involve a public offering, the investor was an accredited investor and no advertising or general solicitation was employed in offering the securities.

On July 16, 2009, a lender representing a $25,000 2007 Bridge Loan converted their debt to equity. The Company issued 2,000,000 shares of the Company’s unregistered common stock from Treasury in satisfaction of the debt including $4,791.78 of accrued interest. In connection with the foregoing, the Company relied upon the exemption from securities registration afforded by Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering. No advertising or general solicitation was employed in offering the securities. Transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933.

On July 20, 2009, the Company issued 833,333 shares of the Company’s unregistered common stock in full satisfaction of $10,000 of consulting fees due to a consultant retained by the Company. . In connection with the foregoing, the Company relied upon the exemption from securities registration afforded by Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering. No advertising or general solicitation was employed in offering the securities. Transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933.

On September 11, 2009, the Company issued 937,500 shares of the Company’s common stock in full satisfaction of $15,000 of legal fees due a law firm retained by the Company. In connection with the foregoing, the Company relied upon the exemption from securities registration afforded by Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering. No advertising or general solicitation was employed in offering the securities. Transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933.

On September 11, 2009, the Company issued 5,000,000 shares of the Company’s unregistered common stock in full satisfaction of $50,000 of consulting fees due to a consultant retained by the Company. In connection with the foregoing, the Company relied upon the exemption from securities registration afforded by Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering. No advertising or general solicitation was employed in offering the securities. Transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933.

On November 3, 2009, the Company issued 12,500,000 shares of the Company’s unregistered common stock in connection with a private placement offering and received 125,000 in gross proceeds from the offering. The Company claims an exemption from the registration requirements of the Act for the private placement of these securities pursuant to Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated thereunder since, among other things, the transaction did not involve a public offering, the investor was an accredited investor, and no advertising or general solicitation was employed in offering the securities.

On November 3, 2009, the Company issued 1,500,000 shares of the Company’s unregistered common stock regarding a retainer fee paid a public relations firm retained by the Company. In connection with the foregoing, the Company relied upon the exemption from securities registration afforded by Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering. No advertising or general solicitation was employed in offering the securities. Transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933.

On November 3, 2009, the Company issued 2,000,000 shares of the Company’s unregistered common stock in full satisfaction of $20,000 of consulting fees due to a consultant retained by the Company. In connection with the foregoing, the Company relied upon the exemption from securities registration afforded by Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering. No advertising or general solicitation was employed in offering the securities. Transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

The Company continues to be in default with respect to $449,000 aggregate principal amount of unsecured promissory notes (the “Promissory Notes”) payable to various stockholders of the Company (each a “Lender”). The interest rate on such Promissory Notes has increased to the Default Rate of 18% per annum from the stated rate of 12% per annum.

On June 13, 2007, each Lender entered into an agreement to accept their pro rata amount of an aggregate of 4,644,711 shares of common stock in conditional satisfaction of the indebtedness represented by such Promissory Notes. Under the terms of theses agreements, each Lender may, for a period of 30 days following the date that the Securities and Exchange Commission (“SEC”) declares effective the Registration Statement filed by the Company on Form SB-2 with the SEC on June 18, 2007, sell these shares, or, at their option, elect to return their shares of common stock to the Company, in whole or in part, and have all or a portion of their Promissory Notes reinstated.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

On July 9, 2009, the Company issued 12,000,000 shares of the Company’s unregistered common stock in connection with a private placement offering. The Company received $120,000 in gross proceeds from the offering. Charles Morgan Securities, Inc., a registered broker-dealer ("CMS"), acted as placement agent for the sale of the shares of common stock. In connection with the closing, CMS was receives a cash fee equal to 10% of the gross proceeds ($12,000), together with non-accountable expenses in the amount of 3% ($3,600) of the proceeds in cash. . In connection with the foregoing, the Company relied upon the exemption from the registration requirements of the Act for the private placement of these securities pursuant to Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated thereunder since, among other things, the transaction did not involve a public offering, the investor was an accredited investor and no advertising or general solicitation was employed in offering the securities.

On July 16, 2009, a lender representing a $25,000 2007 Bridge Loan converted their debt to equity. The Company issued 2,000,000 shares of the Company’s unregistered common stock from Treasury in satisfaction of the debt including $4,791.78 of accrued interest. In connection with the foregoing, the Company relied upon the exemption from securities registration afforded by Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering. No advertising or general solicitation was employed in offering the securities. Transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933.

On July 20, 2009, the Company issued 833,333 shares of the Company’s unregistered common stock in full satisfaction of $10,000 of consulting fees due to a consultant retained by the Company. In connection with the foregoing, the Company relied upon the exemption from securities registration afforded by Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering. No advertising or general solicitation was employed in offering the securities. Transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933.

On September 11, 2009, the Company issued 937,500 shares of the Company’s common stock in full satisfaction of $15,000 of legal fees due a law firm retained by the Company. In connection with the foregoing, the Company relied upon the exemption from securities registration afforded by Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering. No advertising or general solicitation was employed in offering the securities. Transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933.

On September 11, 2009, the Company issued 5,000,000 shares of the Company’s unregistered common stock in full satisfaction of $50,000 of consulting fees due to a consultant retained by the Company. In connection with the foregoing, the Company relied upon the exemption from securities registration afforded by Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering. No advertising or general solicitation was employed in offering the securities. Transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933.

On November 3, 2009, the Company issued 12,500,000 shares of the Company’s unregistered common stock in connection with a private placement offering. The Company received $125,000 in gross proceeds from the offering. Charles Morgan Securities, Inc., a registered broker-dealer ("CMS"), acted as placement agent for the sale of the shares of common stock. In connection with the closing, CMS was receives a cash fee equal to 10% of the gross proceeds ($12,500), together with non-accountable expenses in the amount of 3% ($3,750) of the proceeds in cash In connection with the foregoing, the Company relied upon the exemption from securities registration afforded by Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering. No advertising or general solicitation was employed in offering the securities. Transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933.

On November 3, 2009, the Company issued 1,500,000 shares of the Company’s unregistered common stock regarding a retainer fee paid a public relations firm retained by the Company. In connection with the foregoing, the Company relied upon the exemption from securities registration afforded by Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering. No advertising or general solicitation was employed in offering the securities. Transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933.

On November 3, 2009, the Company issued 2,000,000 shares of the Company’s unregistered common stock in full satisfaction of $20,000 of consulting fees due to a consultant retained by the Company. In connection with the foregoing, the Company relied upon the exemption from securities registration afforded by Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering. No advertising or general solicitation was employed in offering the securities. Transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933.

ITEM 6. EXHIBITS.

Exhibits filed with this report:

No.	Description

31	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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