Form 10-K/A
period 2008-12-31
Enlightened Gourmet, Inc.
filed 2010-04-06
CIK 1342882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Amendment #1

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

DOCUMENTS INCORPORATED BY REFERENCE – None

THE ENLIGHTENED GOURMET, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

EXPLANATORY NOTE: The annual report on Form 10-K of The Enlightened Gourmet, Inc. for the period ending December 31, 2008 (“Form 10-K”), filed on April 15, 2009, is being amended to include the Consent of the Independent Registered Public Accounting Firm.  Other than the inclusion of this consent, and certain changes in the text on Form 10-K to reflect the inclusion of this consent, no other changes have been made to the Form 10-K as filed on April 15, 2009.

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

Exhibit 23.1 Consent of IndependentRegistered Public Accouinting Firm. (Filed herewith)

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

THE ENLIGHTENED GOURMET, INC ..

Date: April 5, 2010	By: / S/ ALEXANDER L. BOZZI, III
Alexander L. Bozzi, III
Chairman of the Board, President, Chief Operating Officer, Treasurer, & Secretary (Principal Executive Officer, Principal Financial Officer & Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated ..

Name	Position	Date

/S/ ALEXANDER L. BOZZI, III Alexander L. Bozzi, III	Chairman of the Board, President, Chief Operating Officer, Treasurer, Secretary, Principal Executive Officer, Principal Financial Officer, Chief Accounting Officer and Director	April 5, 2010

/S/ GENO CELELLA Geno Celella	Director	April 5, 2010

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