Form 10-K
period 2009-12-31
Enlightened Gourmet, Inc.
filed 2010-04-14
CIK 1342882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

 X .ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Registrant’s Telephone Number (203) 823-8865

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

Yes      .. No X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X . No      ..

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

Large accelerated filer      .. Accelerated filer      .. Non-accelerated filer      .. Smaller Reporting Company  X .

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes      .. No  X .

As of June 30, 2009, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as quoted on the National Association of Securities Dealers Inc. OTC Bulletin Board of $0.04 was approximately $6,226,303.  For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of April 9, 2010, 247,593,950 shares of the issuer's Common Stock were issued and 242,949,239 were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE – None

THE ENLIGHTENED GOURMET, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

INDEX

		Page
	PART I
Item 1	Business	4
Item 1A	Risk Factors	15
Item 1B	Unresolved Staff Comments
Item 2	Properties	19
Item 3	Legal Proceedings	19
Item 4	Submission of Matters to a Vote of Security Holders	19
	PART II
Item 5	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	19
Item 6	Selected Financial Data	21
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 7A	Quantitative and Qualitative Disclosures About Market Risk
Item 8	Financial Statements and Supplementary Data	25
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	25
Item 9A(T)	Controls and Procedures	26
Item 9B	Other Information	26
	PART III
Item 10	Directors, Executive Officers, and Corporate Governance	27
Item 11	Executive Compensation	25
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	30
Item 13	Certain Relationships and Related Transaction, and Director Independences	31
Item 14	Principal Accountant Fees and Services	31
	PART IV
Item 15	Exhibits and Financial Statement Schedules	32
	Signatures	33

ITEM 1.  BUSINESS

THE COMPANY

We incorporated under the laws of the State of Nevada on June 25, 2004 under the name “ The Enlightened Gourmet, Inc. ” We have never been a debtor in bankruptcy, receivership or any similar proceeding.

We develop, market and sell food products the food industry classifies as the "Good for You" category.  Our initial products were a no fat, no cholesterol, no lactose, no sugar added ice cream novelties.  However, we recently completed the development of a no fat, no cholesterol, no lactose, high protein ricotta cheese for use in stuffed pasta dishes to be sold to school via the National School Lunch Program.  While we have finished the development of this new cheese product, and are beginning to market it, the Company will need additional capital to exploit it.  We also believe that we can transfer this recipe and process to other food items as well.  Therefore, when and if we acquire additional financial resources, we plan to use our proprietary process and formulas to expand beyond our initial ice cream and frozen dessert products, as well as our ricotta cheese product.

Our ice cream is fat free, cholesterol free, and lactose free, and has no added sugar, but maintains the taste and texture of premium ice cream.  We sell our ice cream under the trade name "Absolutely Free Gourmet Ice Cream" with the Absolutely Free® logo.  All of our initial ice cream products are ice cream novelties, rather than bulk ice cream sold in pints, quarts, half gallons, etc.  Initially we sold ice bars, sandwiches and cups, but because of limited authorizations and sales of sandwiches and cups we began focusing inclusively on ice cream bars in late 2006.  We package our ice cream bars for sale as market packs to the retail grocery industry, and as single serve items for the impulse and convenience store market, vending machines and food service distributors.

We also intend to pack the ice cream bars for use in institutional food service venues such as schools, health care facilities and other institutions.  Our ice cream bars are designed to appeal to the health conscious or weight conscious consumer, since they are low in calories and have no fat and no added sugar.  Since our ice cream is free of lactose, we also market the product to individuals who are lactose intolerant.  Additionally, we are also in the process of reformulating our recipe by eliminating the two artificial sweeteners included in our ice cream mix with a natural sweetener.  This will provide us the opportunity to market our ice cream as “All Natural,” as well as fat free, cholesterol free, lactose free and with no sugar added.  Based up the Company’s market research to date, no “Good for You” ice cream product can make those claims.  The Company is confidant it can make this change, without adversely affecting the ice cream’s flavor profile, as the ingredients it is replacing are quite small in relation to the total.

Similar to our ice cream novelties, our recently developed ricotta cheese product is fat free, cholesterol free, lactose free and with the added benefit of being high in protein.  The added protein is necessary to be able to create a product that is eligible for purchase by schools participating in the National School Lunch Program.  The Company intends to use this no fat, no lactose, and high protein cheese in several stuffed pasta dishes for sale to schools across the United States.  According to statistics provided by the Department of Agriculture, the National School Lunch Program serves over 30 million children annually at over 100,000 schools throughout the country.  During the 2008 school year (most recent figure available), the Program served over 5 billion lunches.  The new pasta entrées will help change the way children eat, which may reduce the incidence of childhood obesity.  Obesity in children is correlated to adult onset of Type 2 Diabetes.

The Company believes that success with this new product should make it easier to introduce other items into the menu rotation at schools, including our ice cream bars, as we attempt to establish our brand as not just a healthy product, but one that is good tasting as well.  Unlike some adults, children typically will not sacrifice taste for something that is good for you.  Consequently, to be successful, you must have a product that is good tasting, as well as good for you.  Additionally, children influence what their parents purchase, and having a healthy product that children like to eat, should have a positive effect on what foods parents buy for their children.  According to a February, 2010 article in the Journal of Psychology & Marketing, and contrary to conclusions from prior research, children as young as 3 to 5-years of age have emerging knowledge of brands that are salient and relevant in their lives, compared to brands that are marketed primarily to teens and adults.  They also found that children think differently than adult consumers of different food brands, suggesting that values associated with food choices are formed early in life.  The study also suggests that public policy targeting eating habits should focus on intervention during early school years.  Therefore, by marketing its healthy products to school children at an early age, and making the idea of healthy eating “fun and tasty,” the Company believes that can not only help create healthy eating habits in children, but become a recognizable brand at an early age.

We are looking to use our proprietary recipe and process to be not just a good for you ice cream company, but rather a good for you food company.  The addition of our fat free ricotta cheese, and resulting stuffed pasta dishes, to our offerings is the first of what we anticipate to be many line extensions using our proprietary recipe and process.  It has been long recognized that innovation comes from small companies, which are then pulled to the next level by larger companies with the greater capital, management expertise and with extensive distribution capabilities.  Our ability to create additional products using our proprietary recipe and process should create opportunities for licensing these products to such larger companies, as we demonstrate that our products can have long product life cycles.

While we believe our ice cream products give us the potential to establish a recognized brand with staying power, and our newly developed ricotta cheese product provides an opportunity to diversify our business, like all new businesses, we face significant uncertainties and challenges, including controlling expenses, difficulties or complications in manufacturing our products, as well as delays or problems in raising capital. We have incurred operating losses since the inception of the Company, and we expect to incur significant increasing operating losses for the foreseeable future, primarily due to the expansion of our operations.  Additionally, we have promissory notes in the amount of $449,000 that are in default, and the Company’s auditors have expressed substantial doubt about our ability to continue as a going concern due to our continued working capital deficits.  Our ability to raise sufficient capital and our ability to continue as a going concern are dependent upon the Company’s ability to continue to raise capital and our ability to grow our sales to achieve a meaningful market share, and to manufacture our products on a consistent and cost effective basis.  See ITEM 1A.  Risk Factors

BACKGROUND

On September 27, 2004, we acquired, in a tax free stock merger, Milt & Geno's Frozen Desserts, Inc. ("M&G's") a company that at the time had similar ownership.  We acquired M&G's because we believed that M&G's had formulas and recipes that would enhance our development.  We also acquired in the merger the Absolutely Free® brand name and trade dress for M&G's ice cream product, together with some limited inventory.

From inception of our company through December, 2005, we were a development stage company with no sales or revenues and spent the majority of our time and effort seeking additional capital, completing the development of our products, preparing marketing plans, seeking strategic relationships, cultivating interest in our products with grocery and drug chains, food service companies and food distributors and creating our Absolutely Free® logo and related packaging, marketing and sales materials.  We began our manufacturing and sales operations in January, 2006.

We market our products directly to stores, as well as to various other retail outlets via brokers and intermediaries.  We do not presently have any independent capability to distribute our own product, and we do not believe it is feasible to develop our own distribution business.  Instead, we rely on third-party distributors to deliver our products.  Currently, since our products are only for sale in the New York Metro Area, we only have one regional distributor.  However, as we broaden our distribution area, our products will be distributed through a number of geographically diverse ice cream distributors across the country, and not through one or two national distributors.  Some of these distributors only distribute to certain classes of trade (e.g. grocery chains, but not convenience stores) and not all distributors will be located in a given geographic area.  Accordingly, while our distribution system will be less efficient and perhaps more costly due to the number of distributors we will have to work with, we believe we will be less susceptible to the potential risks of dealing with one or two dominant national distributors, and we will be better off by not relying upon any single distributor .  Therefore, with the exception of our New York Metro regional distributor who presently represents more than 25% of our sales, we do not anticipate any other distributor representing more than 25% of our future sales.  In addition to the retail market, we intend to market some of our products to the institutional food service market, including schools, hospitals, nursing homes and other institutions.

Currently, the Company has had its products for sale in 20 supermarket chains representing approximately 600 stores.  This total does not include any convenience stores, smaller grocery stores or independent distributors for which we have also received authorizations.  The majority of these stores are national or well-known regional chains.  .  While the Company had its products for sale in a greater number of stores in both 2007 & 2008, the Company’s products were discontinued from many of these stores primarily because the Company was unwilling to pay slotting expenses to renew its shelf space.  See Sales & Marketing-Slotting Charges-Ice Cream.

Supermarkets traditionally begin placing orders for new products around April 1 of each year.  However, stores will typically notify companies before then, normally in February and March, which of their products have been authorized for sale.  Initial orders from stores are typically enough to fill all of the shelf space assigned to our product in the particular chain and also include some limited stock to refill the shelves.  Thereafter, the stores are reluctant to place large reorders until such time as they believe the product has traction with the stores customers.  Therefore, future orders depend upon acceptance of the product by consumers.

While our initial products were all ice cream related, we have been able to use our proprietary recipe and process to create a fat free, lactose free high protein ricotta cheese.  Our cheese product will be used to make various stuffed pasta dishes aimed primarily toward schools participating in the Nation School Lunch Program, as well as other institutional food service customers.  Similar to our ice creams, the ricotta cheese has the taste and texture of a full fatted ricotta cheese, while being fat free.  In addition to being fat free, our ricotta cheese has no lactose, and has added protein compared to typical ricotta cheese.  The purpose for the added protein is to provide sufficient protein in the cheese, so that when made into a finished stuffed pasta entrée, it will meet the established federal standards to be eligible for sale under the National School Lunch Program.

We believe our technology is not limited to ice cream related products, or even our ricotta cheese product.  We believe we can use our recipes and processing techniques in other sweet and savory food items to replace the fat normally found in these items, while providing the taste and texture, or mouth feel of a full fatted product.

Our executive offices are located at 236 Centerbrook Road, Hamden, CT 96518, our telephone number is 203-823-8865 and our web-site is www.AbsolutelyFreeIceCream.com.  The contents of our web site are not part of this Report.

PRODUCTS

Our recipe and process replaces fat, cream and butter in sweet and savory food applications, but at the same time maintains the taste and texture (mouth feel) and flavor-carrying capabilities of fat.  The resulting product has significantly fewer calories than a similar fatted product, all while maintaining the food's normal taste and texture.  Studies have shown that fat and added sugar are linked to obesity, diabetes and other diseases.  In addition to our ice cream products, the Company recently completed the development and testing of its new fat free, lactose free, high protein ricotta cheese for use in a line of stuffed pasta dishes aimed primarily at schools that participate in the National School Lunch Program.  Given the interest in healthy eating, the Company also believes that in addition to schools, there is a large market for these high protein-no fat products in hospitals, nursing homes, as well as other institutional food service entities.

The new cheese product demonstrates that the Company’s recipe and process is transferable into other sweet and savory food products, and that the Company’s future business is not relegated solely to ice cream.  Therefore, when and if we acquire additional financial resources, we plan to use our proprietary process and formulas to expand beyond our initial ice cream and frozen dessert products, as well as our ricotta cheese product, into other food products that are high in added fat and/or sugar.

Ice Cream

Based upon our research, we believe no other ice cream novelty product presently on the market can claim to be free of fat, lactose and added sugar.  In addition to these attributes, we are also in the process of reformulating our recipe by eliminating the two artificial sweeteners included in our ice cream mix with a natural sweetener.  This will provide us the opportunity to market out ice cream as “All Natural,” as well as fat free, cholesterol free, lactose free and with no sugar added.  Based up the Company’s market research to date, no “Good for You” ice cream product can make those claims.  The Company believes that this change in our recipe will help increase sales as consumers focus more on foods that are considered “natural,” compared to foods that use artificial ingredients or chemical additives.  This change will also provide the opportunity for our ice cream novelties to be sold in health and natural  food stores most notably Whole Foods®.  Presently none of the national brand Good for You ice cream novelties like Weight Watcher’s®, or Skinny Cow® is for sale in Whole Foods®, or any similar store, as their ingredients are not considered “natural.”

The shelf life of each of our ice cream products is approximately 270 days from the date of manufacture, so long as the product remains stored at a constant temperature not greater than minus five degrees Fahrenheit.  This compares favorably to ice cream, which must be stored at a constant temperature of minus fifteen degrees Fahrenheit to maintain a similar shelf life.  Each of our products is imprinted with a manufacturing date so that together with information we provide the stores; stores know when to discard the product.

Initially we sold ice cream cups and sandwiches, in addition to ice cream bars.  However, beginning in 2007, we only offered our ice cream bars for sale.  We found that the demand for our ice cream bars was significantly greater than the collective demand for the ice cream cups and sandwiches.  During 2006, ice cream bars represented approximately 85% of our gross sales whereas ice cream cups and sandwiches together only represented approximately 15% of sales.  Consequently, we decided to focus on selling only ice cream bars, rather than allocating limited capital to products like ice cream cups and sandwiches that had little relative demand compared to ice cream bars.

We presently have five different flavors of ice cream bars.  Each of our ice cream bars in 4 fluid ounces.

Double Chocolate Fudge Swirl (Fat Free Chocolate Ice Cream with Fat Free Chocolate Fudge Sauce),

Orange & Vanilla Cream (Fat Free Vanilla Ice Cream with an Orange Shell),

Double Swirl Sundae (Fat Free Vanilla Ice Cream with Fat Free Chocolate Fudge Sauce and Fat Free Strawberry Sauce),

Peach Melba (Fat Free Peach Ice Cream with a Raspberry Shell),

Cappuccino Fudge Swirl (Fat Free Cappuccino Ice Cream with Fat Free Chocolate Fudge Sauce), and

We try to offer more “indulgent” flavors than those offered by our competitors.  For example no other ice cream bars in the “Good for You” category are fat free, have no added sugar and offer coatings, or variegates, like a ripple of chocolate or strawberry syrup.  More importantly, we will not reduce the serving size of our products in order to lower the number of calories per serving.  Many of our competitor’s products are three ounces or less in order to reduce the number of calories in their products.  Some of our competitors even offer products as small as 1 ¾ ounces in an effort to lower calories.  Unfortunately, consumers may consume more than one serving, because they are not satisfied with eating such a small serving, and eventually consume more calories, simply because they eat more than a single serving.

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

Cheese

Ricotta is our first no-fat, no lactose, high protein cheese product.  Ricotta is a cheese that is used in various stuffed pasta dishes including ravioli, lasagna, manicotti and stuffed shells.  We intend to use our ricotta cheese in various stuffed pasta dishes aimed primarily toward schools participating in the Nation School Lunch Program, as well as other institutional food service customers.  Similar to our ice creams, the ricotta cheese has the taste and texture of a full fatted ricotta cheese, while being fat free.  In addition to being fat free, our ricotta cheese has no lactose, and has added protein compared to typical ricotta cheese.  The purpose of the added protein is to provide sufficient protein in the cheese, so that when made into a finished stuffed pasta entrée, it will meet established federal standards to be eligible for sale under the National School Lunch Program.

In addition to having no fat, no lactose and being high in protein, the cheese also includes a natural prebiotic which aids in the body’s absorption of calcium.  According to a National Institute of Health study released in January, 2007, 75% of children between the ages of 9 and 12 do not get the recommended daily amount of calcium (1,300 mg) to build strong bones.  Considering that ricotta cheese is high in calcium, the addition of the prebiotic to aid in the absorption of calcium is an enhancement over other cheese products; especially since our cheese products will be primarily consumed by children.  We are also developing a mozzarella cheese with similar attributes that can be used as a replacement for full fatted, low protein mozzarella cheese on a pizza.

We believe that these new cheese products have several benefits compared to what is currently offered for school lunches.  In addition to being fat free, our product is also lactose free.  According to that same National Institute for Health report, 30-50 million Americans are lactose intolerant and certain ethic groups have an even greater rate of incidence.  For example, about 90% of Asians are lactose intolerant, 75% of African Americans, as well as 65% of people with Middle Eastern ancestries.  People, particularly children, who are lactose intolerant consume even less calcium in their diets due to the fact that they eat fewer dairy products.  Making our cheese lactose free, allows children to consume dairy products high in calcium, like ricotta cheese, because they won’t have any allergic reactions, or experience any stomach discomfort after eating foods with lactose.

The high concentration of protein in our ricotta cheese also allows our serving size to be reduced, while still maintaining the required protein.  Sometimes entrées in the Nation School Lunch Program are quite large in order to meet the nutritional requirements.  The reduced portion size reinforces the idea that we should reduce the amount of food to combat obesity which may cause Type 2 Diabetes.

PACKAGING

Ice cream

We promote brand recognition by packaging our products in a distinctive manner.  We have spent considerable time, effort and capital to develop our logo, packaging and related trade dress.  Each package prominently displays the distinctive Absolutely Free® logo, together with the four major product attributes preceded by a check mark: Fat Free, Cholesterol Free, Lactose Free, and No Sugar Added, as well as a picture of the product all on a distinctive yellow background.  We have registered both the name “Absolutely Free,” and our distinctive font style with the United States Patent and Trademark Office.

Our two primary avenues of retail distribution are grocery stores and convenience stores.  We sell ice cream bars primarily through grocery stores in cartons commonly referred to as “market packs.”  The market packs are constructed out of a clay coated kraft back paperboard commonly referred to as SUS Virgin Board.  The paperboard has a smooth white top surface offering a good printing background and a smooth brown back.  This type of board is commonly used in retail packaging because it provides excellent strength and stiffness.  It is also moisture resistant, which helps maintain the integrity of the market pack while in a freezer space.  The ice cream bars are individually wrapped and packaged as a single flavor, six to a market pack.

We will also offer certain flavors of the ice cream bars for sale as a single serve items.  Our packaging for single serve, or “impulse items,” is different from our market pack packaging.  As with the market packs, we promote brand recognition by packaging our products in a distinctive manner.  Each single serve package prominently displays the distinctive Absolutely Free® logo, together with the four major product attributes preceded by a check mark: Fat Free, Cholesterol Free, Lactose Free, and No Sugar Added, all on a distinctive yellow background.  The ice cream bars are packaged in an opaque flexible film with the characteristic color, logo and product attributes described above.  The film provides excellent protection for the product and provides a surface that is easy to print on.  The flexible film protects the product better than traditional paper wrapping, which is easily torn.

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

Cheese

Unlike our ice cream products that are sold only in retail stores, we presently intend to sell our stuffed pasta dishes only to institutional food service distributors, and not at retail.  Consequently the packaging is quite different, because unlike our ice cream products, the stuffed pasta dishes will not be packaged for retail point of sale.  Rather, the stuffed pasta will be packed and sealed in plastic bags holding 25 pounds of finished product.  The plastic bags containing the product will then be then placed inside a corrugated box for shipping.  Each bag will be clearly marked with its contents, manufacturing date, plant code and nutritional information.  The corrugated shipping container will be marked with its contents, as well as the manufacturing date and plant code.

MANUFACTURING

Ice Cream

We currently manufacture all our products under strict supervision via a co-packing arrangement with Mr. Cookie Face, Inc. an unaffiliated ice cream manufacturer located in Lakewood, New Jersey.  We previously employed a second plant that also made our products, but discontinued their use in 2009 due to pricing and logistical issues.  Our current co-packer now manufacturers all of our ice cream novelties.  We chose both Mr. Cookie Face, as well as our discontinued co-packer based upon their experience in manufacturing ice cream and ice cream novelties, as well as price considerations.  Based upon our sales expectations for 2010, we believe that our current co-packer can provide us the capacity to manufacture sufficient product to meet all of our expected sales.  However, should that not be the case, it could jeopardize our ability to meet our expected sales.  Mr. Cookie Face is required to maintain our high quality standards, and to do so in an efficient and effective manner.  While we presently do not have a written contract with Mr. Cookie Face, we do have an oral agreement with them to pay a fixed fee per case for manufacturing and packing the product.  We expect that any contract we may enter into with Mr. Cookie Face, or any other manufacturer, would have an initial maturity of one year, with a right on our part to cancel the agreement on 60 days' notice at any time.  We may provide and pay for some of the machinery our co-packers may need to make or package our products, but thus far we have not done so.  Our arrangement with Mr. Cookie Face is not exclusive, and we may use other manufacturers if necessary or advantageous.  We attempt to have a quality assurance person on site when manufacturing and packaging our final products, but this is not ways possible.  However, we request that our co-packers test the products it is making for weight, appearance and other physical characteristics throughout its production run, and we review these production reports after the fact.  Our co-packer also runs microbiological tests to insure that the product is not contaminated with any bacteria, and the finished product is not distributed until we receive the test results.

Cheese

Similar to our ice cream mix, our cheese product is presently manufactured by an independent cheese manufacturer.  An independent pasta manufacturer then combines the cheese with the pasta to make our stuffed pasta entrées.  Our co-packer for the stuffed pasta entrées is Pasta Italiana, Inc. a Massapequa, New York based pasta manufacturer.  We chose Pasta Italiana based upon their experience in manufacturing pasta entrées, their knowledge of the National School Lunch Program, as well as price considerations.  Pasta Italiana has all of the equipment necessary to manufacture and package the stuffed pasta dishes, and the Company will not have to provide Pasta Italiana any manufacturing equipment.  Pasta Italiana will manufacture the stuffed pasta entrées under the Enlightened Gourmet name using our fat free, lactose free, high protein ricotta cheese.  In addition to paying Pasta Italiana a fee for manufacturing the stuffed pasta entrées, we will also purchase from them the pasta, as well as any other spices or flavorings that my be added to the finished product.  We are presently working on documenting a long term contract with Pasta Italiana.  However, until such time, we will work on a verbal price agreement for the goods and services they will provide.

Similar to when we manufacture our ice cream products, we attempt to have a quality assurance person on site when manufacturing and packaging our final products.  However, just like when we manufacture our ice cream, this is not ways possible.  Nevertheless, we request that they test the products it is making for weight, appearance and other physical characteristics throughout its production run, and we review these production reports after the fact.  Pasta Italiana will also run microbiological tests to insure that the product is not contaminated with any bacteria, as well as confirm that the nutritional aspects of the fished product match the nutritional label included with the fished product.  The finished products are not distributed until we receive all of the test results.

RAW MATERIALS

Ice Cream

We currently purchase all of the necessary raw materials and packaging supplies for our co-packer.  All of these purchases are made from independent third-party sources.  The cost of the raw materials and packaging is not fixed and, like all markets for commodities, the cost of these materials, and raw materials in particular, is subject to fluctuations based upon supply and demand.  We have not experienced any shortages of raw materials or packaging materials to date, although we have experienced significant price fluctuations in the various dairy ingredients that go into making our products, as well as the cost of packaging.  Any increase in the price of any raw materials or packaging above what we projected will reduce our projected profits unless we are able to pass along the increase by increasing our product's wholesale price.  In an effort to control the prices of ingredients and packaging, we constantly look for more and alternative sources to provide these materials at a lower price without sacrificing quality.

Cheese

With the exception of the pasta, and a few spices and flavorings, we purchase all of the necessary raw materials and packaging supplies for our co-packer.  We purchase the basic ingredients for making our cheese from an independent cheese manufacturer.  The cost of the raw materials and packaging is not fixed and, like all markets for commodities, the cost of these materials, and raw materials in particular, is subject to fluctuations based upon supply and demand.  Like our ice cream products, any increase in the price of any raw materials or packaging above what we projected will reduce our projected profits unless we are able to pass along the increase by increasing our product's wholesale price.

COMPETITION

Ice Cream

Our ice cream business is highly competitive.  Our products compete on the basis of brand image, quality, breadth of flavor selection, price, and number of calories.  There are relatively few barriers to new entrants in the ice cream business.  Most ice cream manufacturers, including full line dairies, the major grocery chains and the other independent ice cream processors, are capable of manufacturing and marketing high quality, low fat or reduced fat ice creams.  Existing competition includes low fat or reduced fat novelty products offered by Weight Watchers®, Skinny Cow®, and Healthy Choice®, as well as "private label" brands produced by or for the major supermarket chains.  In addition, we compete with frozen desserts such as frozen yogurt and sorbet manufactured by Dannon, Healthy Choice® and others.  Many of these competitive products are manufactured by large national or international food companies with significantly greater resources than we have.  We expect strong competition to continue in the form of price, competition for adequate distribution and limited shelf space.

Despite these factors, we believe the taste and quality of our products, and our unique product packaging, will enable us to compete in our market because we are the only company presently offering ice cream novelties that are "fat free," cholesterol free, have no sugar added and have no lactose; and our products have fewer calories than other products currently on the market.

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

Lastly, we are working toward reformulating our recipe by eliminating the two artificial sweeteners included in our ice cream mix with a natural sweetener.  This will provide us the opportunity to market out ice cream as “All Natural,” as well as fat free, cholesterol free, lactose free and with no sugar added.  Based up the Company’s market research to date, no “Good for You” ice cream product can make those claims.  The Company is confidant it can make this change, without adversely affecting the ice cream’s flavor profile, as the ingredients it is replacing are quite small in relation to the total.  The Company also believes that this change in our recipe will help increase sales as consumers focus more on foods that are considered “natural,” compared to foods that use artificial ingredients or chemical additives.  This change will also provide the opportunity for our ice cream novelties to be sold in health and natural food stores most notably Whole Foods®.  Presently none of the national brand Good for You ice cream novelties like Weight Watcher’s®, or Skinny Cow® is for sale in Whole Foods®, or any similar store, as their ingredients are not considered ‘natural.”

Cheese

Unlike the competition in our ice cream business, the competition for the institutional food service business, especially for schools, is very fragmented and based more upon geography with many local companies providing products.  Consequently, we believe, based upon our research with various food brokers that no company presently offers as compelling a product as our stuffed pasta entrées.  We believe that offering an affordable entrée using our fat free ricotta cheese that is also lactose free and high in protein will be an attractive alternative to many of the current entrées sold in schools.  Given the focus on teaching children to eat healthy foods, the Company believes that its stuffed cheese entrées helps to reinforce this goal, while at the same time providing an affordable good tasting meal.  In addition to being fat free and high in protein, the Company believes that it stuffed pasta entrées fill another nutritional need; providing children a good source of calcium.  According to a study by the National Institute of Health study released in January, 2007, 75% of children between the ages of 9 and 12 do not get the recommended daily amount of calcium (1,300 mg) to build strong bones.  According to the study, by the time children reach the age of 17, they have established 90% of the bone mass.  Consequently, helping to provide children enough calcium helps prevents chronic diseases like osteoporosis later in life.  To assist the body to absorb the calcium found in our entrées , we add a natural prebiotic which helps the body absorb the calcium.  Considering that ricotta cheese is high in calcium, the addition of the prebiotic to aid in the absorption of calcium is an enhancement over other cheese products; especially since our cheese products will be primarily consumed by children.

The Company’s products are also lactose free.  Approximately 30-50 million people in the United States are lactose intolerant.  Consequently, as a result of allergic reactions, or stomach discomfort, they are unable, or unwilling to eat dairy products like milk and cheese which are high in calcium.  Consequently, they obtain even less calcium on a daily basis, since they typically avoid dairy products.  The Company removes the lactose form the milk before it makes the cheese so its product is lactose free.  It removes the lactose found in the milk by treating it with the same enzyme that is missing in a person’s body who is lactose intolerant.  Therefore, making our product lactose free, allows children to eat our stuffed pasta entrées who would otherwise not eat them for fear of an allergic reaction or stomach discomfort

Lastly, the high concentration of protein in our ricotta cheese also allows our serving size to be reduced, while still maintaining the required protein necessary to participate in the National School Lunch Program.  Sometimes entrées in the Nation School Lunch Program are quite large in order to meet the nutritional requirements.  The reduced portion size reinforces the idea that we should reduce the amount of food we consume to combat obesity which may cause Type 2 Diabetes.

The Company believes that success with this new product should make it easier to introduce other items into the menu rotation at schools, including our ice cream bars, as we attempt to establish our brand as not just a healthy product, but one that is good tasting as well.  Unlike some adults, children typically will not sacrifice taste for something that is good for you.  Consequently, to be successful, you must have a product that is good tasting, as well as good for you.  Additionally, children influence what their parents purchase, and having a healthy product that children like to eat, should have a positive effect on what foods parents buy for their children.

MARKETING

Ice Cream

According to the United States Department of Agriculture, almost 1.6 billion gallons of ice cream and related frozen desserts were produced in 2007 (most recent statistics available).  This amounted to sales of about $23 billion.  Of this amount, the USDA reported that reduced fat, light and low-fat products accounted for about 23.5% of sales.  86% of all ice cream is still purchased from supermarkets.  Convenience store sales were second at 11.4%.  According to a study conducted by the International Ice Cream Association, ice cream and related frozen desserts are consumed by more than 90% of households in the United States.  The total frozen novelty market in 2005 (most recent year available) was estimated at $2.4 billion, about the same as in 2004.  62% of all households purchasing ice cream purchase ice cream novelties.  Ice cream bars are the most popular segment, amounting to 25% of the ice cream novelty market.  (Source: International Ice Cream Association).

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

Reduced fat ice cream contains at least 25% less total fat than the comparable product (either an average of leading brands, or that of the brand’s regular full fatted product)

All of our ice cream novelties fall within the "no fat" ice cream category, because they have 0 grams of fat per serving.

The Company continues to believe that the best way to make consumers aware of its products is via in-store advertising and promotions, and not via mass media advertising.  The Company also does in store demonstrations in an effort to have consumers sample the product.  Given the Company’s financial resources, it has a limited budget for marketing and advertising.

Cheese

We believe that offering an affordable entrée using our fat free ricotta cheese that is also lactose free and high in protein will be an attractive alternative to many of the current entrées sold in schools.  Given the focus on teaching children to eat healthy foods, the Company believes that its stuffed cheese entrées helps to reinforce this goal, while at the same time providing an affordable good tasting meal.  Foods offered for school lunch programs need to taste good, otherwise students will not eat them.  Consequently, if a food doesn’t taste good, it doesn’t matter how good it is for you, as it will not be eaten.  Unlike adults who may make sacrifices by trading off calories for taste or texture, children will not.

In addition to being fat free and high in protein, the Company believes that it stuffed pasta entrées fill another nutritional need; providing children a good source of calcium.  According to a study by the National Institute of Health study released in January, 2007, 75% of children between the ages of 9 and 12 do not get the recommended daily amount of calcium (1,300 mg) to build strong bones.  According to the study, by the time children reach the age of 17, they have established 90% of their bone mass.  Consequently, helping to provide children enough calcium helps prevents chronic diseases like osteoporosis later in life.  To assist the body to absorb the calcium found in our entrées, we add a natural prebiotic which helps the body absorb the calcium.  Considering that ricotta cheese is high in calcium, the addition of the prebiotic to aid in the absorption of calcium is an enhancement over other cheese products; especially since our cheese products will be primarily consumed by children.

The pasta entrées are marketed to schools, heath care facilities and large institutional food service companies.  It is also marketed to food brokers who service this market.  Accordingly, there is no retail advertising.  Rather, information about the product in the form of “sell sheets” is sent to potential buyers, and those people who can influence a buyer (i.e. food brokers) both electronically (email), as well as via regular mail.  Additionally, the Company plans to increase the awareness of our product by having representation at various trade shows.  The Company believes that given the nature of its product: fat free, lactose free, high protein, low sodium, prebiotic for calcium absorption that its message is strong enough to warrant inquiries about its products.  Therefore, the Company plans to make as many buyers aware of the Company’s product to warrant a call for more information.  Unlike retail products which are point of sale and more impulsive, institutional food service is longer process that involves several steps including certification of nutritional statements and logistical information.  However, advertising costs associated with institutional food service distributors is considerably less expensive that advertising a consumer retail product.

Additionally, 30-50 million people in the United States are lactose intolerant.  Consequently, as a result of allergic reactions, or stomach discomfort, they are unable, or unwilling to eat dairy products like milk and cheese which are high in calcium.  Consequently, they obtain even less calcium on a daily basis, since they typically avoid dairy products.  The Company removes the lactose form the milk before it makes the cheese so its product is lactose free.  It removes the lactose found in the milk by treating it with the same enzyme that is missing in a person’s body who is lactose intolerant.  Therefore, making our product lactose free, allows children to eat our stuffed pasta entrées who would otherwise not eat them for fear of an allergic reaction or stomach discomfort.

According to a February, 2010 article in the Journal of Psychology & Marketing, and contrary to conclusions from prior research, children as young as 3 to 5-years of age have emerging knowledge of brands that are salient and relevant in their lives, compared to brands that are marketed primarily to teens and adults.  They also found that children thought differently about consumers of different food brands, suggesting that values associated with food choices are formed early in life.  The study also suggests that public policy targeting eating habits should focus on intervention during early school years.  Therefore, by marketing its healthy products to school children at an early age, and making the idea of healthy eating “fun and tasty,” the Company believes that can not only help create healthy eating habits in children, but become a recognizable brand at an early age.

SALES AND DISTRIBUTION

Ice Cream

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

We intend to expand our market by making our products available for purchase in select national supermarkets, middle tier supermarkets and convenience stores.  In many cases, the local managers of supermarket and convenience chain stores do not have the authority to determine on their own initiative which products the local stores will stock; district or higher level management authorizes local stores to stock specific products.  We pursue these authorizations through efforts of our principal officers, and through the collective efforts of our brokers.  Since the 1st quarter of 2009, the Company has had its products for sale in 20 supermarket chains representing approximately 600 stores.  The majority of these stores are national or well-known regional chains.  However, this total does not include any convenience stores, smaller grocery stores or independent distributors for which we have also received authorizations.  While our products were for sale in a greater number of stores in both 2007 & 2008, the Company’s products were discontinued from many of these stores primarily because the Company was unwilling to pay slotting expenses to renew its shelf space.  See Sales & Marketing-Slotting Charges-Ice Cream.

Some of our competitors distribute their frozen desserts under a direct store distribution, or "DSD" system, as do we.  Under this distribution system the distributor's employees deliver products directly to the retail ice cream cabinet rather than relying on employees of the retail outlet to maintain appropriate quantities and an appropriate mix of product in the store.  The advantages of a DSD distribution are improved handling, quality control, flavor selection and retail display.  However, the sales price for products sold to DSD distributors is approximately 15-20% less than products sold to broadline distributors because these distributors expect to be compensated for the extra service they provide.  Beginning in January of 2008, we began using the services of a DSD distributor to service our accounts in the Metro New York area, while we continue to use broadline distributors for all of our other accounts.  Sales from stores in 2008 that for the first time were serviced by our DSD distributor, increased more than 20% compared to 2007 when they were serviced by a broadline distributor.  While we continue to believe that our sales are greater under our DSD distribution system, compared to a broadline distributor, we have no year to year baseline to make that comparison.  Additionally, even though our gross margin on these sales is lower, due to the lower wholesale price, we believe that DSD distribution is better for our products in the New York Metro area, because we are assured of having our products on the store shelf compared to a broadline distributor.

Slotting charges

Ice Cream

Supermarket chains generally are reluctant to give up shelf space to new products when existing products are performing.  These chains often insist on payment of “Slotting charges” to authorize local stores to purchase a new product.  “Slotting charges” are one time payments made to retail outlets to access their shelf space.  These fees are common in most segments of the food industry and vary from chain to chain.  While slotting payments are expensive, we believe that the only way to make our products available to a broad spectrum of consumers is to pay the charges required to have sale of our product authorized in the dominant supermarkets within a geographic area.  Supermarket chains typically request that slotting be paid in cash, and stores will withhold payment to the Company for product purchased until such time that the Company pays the agreed upon slotting fees.  To the extent that Company does not pay the slotting in cash, the stores will pay themselves by deducting the amount of the slotting fees from any amount due the Company.  This “right of offset” is common in the grocery industry.  Because of this right of offset, until we pay the slotting fees in cash, we will not receive any payment from the customer for the product we ship to the store until after the cumulative cost of the product shipped is equal to the slotting fees.  Consequently, any expansion into new markets may be limited by the amount of cash we have available to pay for slotting fees.

However, more recently, supermarkets have been asking for annual slotting payments, commonly referred to as “Pay to Stay,” to add additional revenues to their stores.  The Company is examining this recent trend and how the Company can avoid paying additional slotting fees to retain its shelf space.  Nevertheless, the Company anticipates that until the rollout of its products to all stores in the country is completed, slotting expenses and discounts will continue to offset a portion of sales revenue.  However over time, as more stores authorize the Company’s products, even with “Pay to Stay,” slotting payments should represent a smaller portion of gross revenues.  However, slotting fees are not a guarantee that a store will reauthorize our product from one year to the next.  For example, if sales of the Company’s products are not acceptable to the stores, the Company’s products may be discontinued, similar to what happened to the Company with certain supermarket chains the Company was selling to in 2007 and to a lesser degree in 2008.  While the Company intends to focus on increasing its sales revenues by attempting to increase existing store sales via marketing and promotional programs rather than adding new stores, it also needs to obtain authorizations from new stores to return sales to their previous levels.  Regardless if the Company receives new store authorizations, or receives a new authorization from a current authorized store for a new product that was not previously authorized, additional slotting expenses will most likely be assessed.

Cheese

Unlike our ice cream products that are marketed and sold only to consumers in retail stores, we presently do not intend to sell our stuffed pasta dishes at retail.  Consequently, no slotting will be due to get distribution.  Rather, the stuffed pasta entrées will only be sold to wholesale food services distributors.  Wholesale food distributors do not charge slotting fees.

Advertising

Ice Cream

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

We believe that word-of-mouth will also help generate demand for our products.  There are many Internet web sites dedicated to informing fellow consumers of the latest consumer trends, and of new and interesting products.  Readers of the various web sites quickly pass this information to other readers.  This type of marketing is commonly referred to as "buzz" or "viral" marketing.  Buzz or viral marketing captures the attention of consumers and the media to the point where talking about your brand becomes entertaining, fascinating, and possibly newsworthy resulting in numerous people finding out about your products very quickly.  Recently the Company’s ice cream products have received positive reviews from such web sites like www.FoodFacts.com and www.FoodFacts.com which focus on healthy eating. We believe that buzz or viral marketing will only increase as more and more consumers use the Internet as their primary source of information.  We believe our products will be excellent candidates for this type of marketing because the packaging is new and different and no other product in the marketplace can make the same claims: it tastes good and it's good for you.  While in the past the Company has not used the services of a public relations firm to help tell its story, we are currently interviewing several firms to assist us in getting our message out to the public.  Any work done by a public relations firm would be in addition to our in-store marketing initiatives.

Supermarkets traditionally begin authorizing new products in the first quarter of each year for orders that will begin in April of that year.  We made presentations to new stores for product placement beginning in the spring of 2010 as well as presentations to existing stores to add additional products.  Similar to last year, we are focusing some of our attention on obtaining new authorizations for additional products in existing stores, rather than focusing solely on obtaining authorizations from new stores.

Cheese

Unlike our ice cream products that are sold only in retail stores, our stuffed pasta dishes will be sold to institutional food service distributors, and not at retail.  Therefore, the marketing and advertising is quite different.  The pasta entrées are marketed to schools, heath care facilities and large institutional food service companies.  It is also marked to food brokers who service this market.  Accordingly, there is no retail advertising or in store ads.  Rather, information about the product in the form of “sell sheets” is sent to potential buyers, and those people who can influence a buyer (i.e. food brokers) both electronically (email), as well as via regular mail.  Additionally, the Company plans to increase the awareness of our product by having representation at various trade shows.  The Company believes that given the nature of its product: fat free, lactose free, high protein, low sodium, prebiotic for calcium absorption that its message is strong enough to warrant inquiries about its products.  Therefore, the Company plans to make as many buyers aware of the Company’s product to warrant a call for more information.  Unlike retail products which are point of sale and more impulsive, institutional food service is longer process that involves several steps including certification of nutritional statements and logistical information.  However, advertising costs associated with institutional food service distributors is considerably less expensive that advertising a consumer retail product.

INTELLECTUAL PROPERTY PROTECTION

None of our products are covered by any patents, nor is our basic recipe and process.  We protect our primary formulas and processes as trade secrets.  We believe that these formulas and processes give us a significant competitive advantage, and we have taken steps to maintain their confidentiality.  These steps include requiring each our co-packers and vendors to sign a confidentiality and non circumvention agreement prohibiting disclosure of our proprietary formula.  In addition, we limit the number of people who actually have access to our proprietary formula.

We have registered our trademark Absolutely Free® with the United States Patent and Trademark Office.  The registration is for both Class 29: Dairy based food beverages, vegetable based food beverages and fruit based beverages, and Class 30: Frozen confections, ice cream, cheesecakes, grain based food beverages, and puddings.  We have also trademarked Absolutely Natural®, as a potential name for an “all natural product,” and Absolutely Cool® as a potential name for a school product.  Both of these trademarks were registered under Class 29: Dairy based food beverages, vegetable based food beverages and fruit based beverages, and Class 30: Frozen confections, ice cream, cheesecakes, grain based food beverages, and puddings.  Presently, we have not undertaken to register “The Enlightened Gourmet” for any of our cheese related entrées.

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

RESEARCH AND DEVELOPMENT

We do not intend to engage in any significant research and development in the near future, as we will need to use our limited capital for other purposes.  However, similar to the development of our ricotta cheese product, we do, from time to time, attempt to develop line extensions using our proprietary recipe and process.  In the longer term, we cannot presently predict how much capital we will be allocating each year to researching new products or improving our existing products.

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

INSURANCE

Our business could expose us to possible claims for personal injury from contamination of our ice cream.  We regularly test and monitor the quality of our products, but contamination could nevertheless occur as a result of customer or distributor misuse or storage.  While we do not currently maintain a separate product liability insurance policy, we require each of our manufacturers and vendors to have a minimum of $5 million in product liability coverage and to name of us as an additional insured on those policies.  While we have made only limited sales to date, and have no historical experience regarding any claims of this type, we believe the insurance coverage is adequate for our present business operations.  We cannot give any assurance that product liability claims will not arise in the future or that our vendors’ policies will be sufficient to pay for those claims.

EMPLOYEES

As of December 31, 2009, we had only one full-time employee and two consultants.  In January, 2010, we retained an unaffiliated commissioned salesperson to represent our products.  This commissioned sales representative replaced a salaried person who previously performed this function.  We do not have a collective bargaining agreement, we believe our relations with our employee, and consultants are good.

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

The $449,000 in principal amount of our 12% Notes held by some of our shareholders is in default, as are the $550,000 principal amount of our 12% 2007 Promissory Notes, and we are still not in a position to repay them.  Holders of these notes could if they choose to sue on those notes, and if they were successful in their lawsuits could levy on our assets and have those assets sold to satisfy the amounts we owe them.

WE HAVE INCURRED OPERATING LOSSES SINCE INCEPTION AND WE MAY NEVER BECOME PROFITABLE.

We continue to expect to incur significant operating losses for the foreseeable future, primarily due to the expansion of our operations.  The negative cash flow from operations is expected to continue for the foreseeable future.  Our ability to earn a profit depends upon our ability to grow our sales to achieve a meaningful market share, and to manufacture our products on a consistent and cost effective basis.  We cannot give any assurance that we will ever earn a profit from the sale of our products.

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

In their report dated April 13, 2010, Mahoney Sabol & Company, LLC, stated that our financial statements for the fiscal year ended December 31, 2009, were prepared assuming that we would continue as a going concern.  However, they also expressed substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is an issue raised as a result of losses suffered from operations and a working capital deficiency.  We continue to experience operating losses.  We can give no assurance as to our ability to raise sufficient capital or our ability to continue as a going concern.

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

WE DEPEND HEAVILY ON KEY PERSONNEL AND CONSULTANTS

We believe our success depends heavily on the continued active participation of our current executive officer and the outside consultants we employ.  If we were to lose the services of our executive officer, or any of our consultants, the loss could have a material adverse effect upon our business, financial condition or results of operations.  In addition, to achieve our plans for future growth we will need to recruit, hire, train and retain other highly qualified technical and managerial personnel.  Competition for qualified employees is intense, and if we cannot attract, retain and motivate these additional employees their absence could have a materially adverse effect on our business, financial condition or results of operations.

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

WE DO NOT HAVE ANY PATENT PROTECTION FOR OUR INTELLECTUAL PROPERTY.

Our intellectual property consists of a proprietary recipe and manufacturing process.  Together these two elements give us the ability to manufacture foods traditionally high in fat and added sugar without fat or added sugar.  We decided not to seek a patent for this recipe, and process, and the time for us to be able to seek patent protection for our process and recipe has passed.  We believe that by treating the recipe and manufacturing process as a trade secret, we will have greater protection than a patent would give us, because a patent would become public knowledge.  As a result, the only legal protection for our intellectual property is protection as a trade secret.  If our competitors were to learn our trade secrets, or develop their own methods of manufacturing competitive products, we might not be able to become profitable.

WE ARE SUBJECT TO POTENTIAL CLAIMS FOR PRODUCT LIABILITY.

Our business could expose us to claims for personal injury from contamination of our ice cream.  We believe that the quality of our products is carefully monitored through regular product testing, but we may be subject to liability as a result of customer or distributor misuse or storage.  While we do not currently maintain a separate product liability insurance policy, we require each of our manufacturers and vendors to have a minimum of $5 million in product liability coverage and to name of us as an additional insured on those policies.  We believe this coverage will be adequate to cover claims made as a result of any liability arising from our products.  Nevertheless, we cannot give any assurances that the insurance policies will be adequate, and loss of a lawsuit in excess of the available insurance coverage could adversely affect our ability to earn a profit.

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

During the first and second quarter of 2008, we issued a total of 183,333 shares, including shares issued to the placement agent, of our Series B Convertible Redeemable Preferred Stock (Series B Preferred”) and raised a total $2.2 million, before fees and expenses.  All of the shares of the Series B Preferred were outstanding on December 31, 2009.  However, on March 19, 2010, the Company received notice from certain shareholders to convert their shares of the Series B Preferred to common stock.  Pursuant to the Series B Preferred’s Certificate of Designation, a request by any shareholder to convert their holding automatically triggers a mandatory conversion of all outstanding shares of the Series B. Preferred.  Accordingly, based upon the number of shares of the Company’s common stock outstanding on March 19, 2010, the 183,333 shares of the Series B Preferred will be converted into a cumulative total of 58,330,551 shares of our common stock representing 18.33% of the outstanding shares of common stock on March 19, 2010, including the shares issued as a result of the conversion of the Series B.

The Series B Preferred provided an anti dilution protection to the Series B shareholders so that 18.33% of the benefit from any investment in our common stock until the Series B Preferred stock was converted, or redeemed, inured to the benefit of investors in the Series B Preferred shares rather than proportionately among existing holders of the common stock and common stock bought by the new purchasers.  We were entitled to force holders of the Series B Preferred shares to convert under some circumstances, but to do so we needed to achieve specific hurdles of revenue or external financing which we were unable to do.  However, as a result of the conversion notices received by the Company on March 19, 2010, all 183,333 outstanding shares of the Series B Preferred will be converted into a cumulative total of 58,330,551 shares of our common stock.  The Company is currently in the process of notifying Series B Preferred shareholders of this mandatory conversion and how to submit their Series B Preferred stock certificates for conversion into shares of the Company’s common stock.

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

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC.

The Securities and Exchange Commission’s Rule 15g-9 defines a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share, or with an exercise price of less than $5.00 per share, subject to some exceptions.  For any transaction involving a penny stock, unless exempt, the rules require:

•

that a broker or dealer approve a person's account for transactions in penny stocks; and

•

that the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•

obtain financial information and investment experience objectives of the person; and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

•

Before any transaction in a penny stock, the broker or dealer must also deliver, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form: sets forth the basis on which the broker or dealer made the suitability determination; and that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules.  This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities, and the rights and remedies available to an investor in cases of fraud in penny stock transactions.

Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

WE HAVE NOT PAID DIVIDENDS IN THE PAST AND DO NOT EXPECT TO PAY DIVIDENDS IN THE FUTURE.  ANY RETURN ON INVESTMENT MAY BE LIMITED TO THE VALUE OF OUR COMMON STOCK.

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

ITEM 2.  PROPERTIES

Our executive offices are presently located at 236 Centerbrook Road, Hamden, CT, 06518 on premises owned by the spouse of our President.  The premises are used on a rent-free basis.  We still plan to enter into a lease for approximately 750-1,000 square feet of general office and warehouse space, when and if we acquire the required financial resources.

ITEM 3.  LEGAL PROCEEDINGS

Pioneer Logistics, Inc.(“Pioneer”) commenced, by summons and complaint dated July 8, 2008, an action against The Enlightened Gourmet, Inc. in the State of Connecticut Superior Court.  The amount claimed is $32,422.42 for unpaid amounts due Pioneer.  The Company did not dispute the amount owed, and Pioneer received a Default Judgment against the Company.  However, all of the Company’s assets are pledged to certain lenders of the Company’s 2007 12% promissory Notes to secure this borrowing, so it is unlikely that that Pioneer could levy on our assets and have those assets sold to satisfy the judgment we owe them..  Nevertheless, the Company is trying to work out a payment plan with Pioneer.

The Company is not a party to any other legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

On February 11, 2008, shares of our common stock commenced quotation on the OTC Bulletin Board under the symbol ENLG.  We cannot give any assurance that an active trading market for our common stock will continue to develop.  The following table sets forth the range of high and low prices per share of our common stock for each period indicated during 2009.

Period	High	Low
1st Quarter, 2009	$.0375	$0.012
2nd Quarter, 2009	$0.040	$0.015
3rd Quarter, 2009	$0.045	$0.015
4th Quarter, 2009	$0.021	$0.005

Holders

As of December 31, 2009, there were approximately 257 holders our common stock.  A precise number of holders is difficult to determine since many of the shares are held in a nominee name at various brokerage firms, rather than as certificated shares.  The number of active record holders was determined from the records of our transfer agent and an estimate of the beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.  The transfer agent of our common stock is Action Stock Transfer Corporation, 7069 S. Highland Dr., Suite 300, Salt Lake City, UT 84121.

Dividends

We have neither declared nor paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future.  We have limited revenues and no earnings.  Our current policy is that if we were to generate revenue and earnings we would retain any earnings in order to finance our operations.  Our board of directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with applicable corporate law .  There are no restrictions on our ability to declare or pay dividends, but we have not declared or paid any dividends since our inception and we do not expect to pay dividends in the foreseeable future.

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

For the fiscal year ended December 31, 2009, we issued 2,000,000 Options pursuant to the Plan, and 2,430,000 options were forfeited.  At December 31, 2009, a total of 24,570,000 options were issued and outstanding.

Recent Sales of Unregistered Securities

Other than as stated herein, all shares of our restricted stock made during 2009 have been reported in a Current Report on Form 8-K or in a Quarterly Report on Form 10-Q.

During the 4th quarter of 2009, we issued a total of 1,000,000 restricted shares of our common stock to a consultant in lieu of paying them $10,000 cash, for the services they provided to the Company.

During the 4th quarter the Company also issued 1,081,644 in lieu of paying $10,816.44 cash for accrued interest on its $100,000 12% February 2009 Bridge Loan.

Lastly, the Company issued 5.5 million shares of the Company’s unregistered common stock in connection with a private placement offering and received $55,000 in gross proceeds from the offering.

In connection with each of the foregoing transactions, the Company relied upon the exemption from securities registration afforded by Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated thereunder since, among other things, the transactions did not involve public offerings, the investors were accredited individuals, and no advertising or general solicitation was employed in offering these securities.  Transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as of the fiscal year ended December 31, 2009.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and other rights	Weighted-average exercise price of outstanding options, warrants and other rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	24,570,000	$0.0521	430,000

Equity compensation plans not approved by security holders	0	0	0

Total	25,000,000	$0.0521	0

ITEM 6.  SELECTED FINANCIAL DATA

N/A

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Overview.

Since January 1, 2006, the Company’s major activities have been producing and selling product, as well as attempting to expand our sales base.  Prior to January 1, 2006, the Company was a development stage company and recorded no revenues from sales.  The Company presently has its products for sale in approximately 600 stores; primarily in the New York Metro Area Sales for the year ended 2009 were less than the comparable period of 2008, as the Company’s sales, like retail sales in general, continued to be hampered by the economic recession. However, sales to stores in upper level economic areas remained strong, compared to stores in middle, or lower income areas, and the Company is beginning to see early signs that consumer buying patterns may be returning to those experienced prior t0 2008.  A substantial part of the Company’s gross revenue in both 2009 and 2008 was offset by either slotting payments to the various stores at which the Company’s products are sold, or for various promotional activities related to the products’ introduction.

Unlike previous years, the Company did not make many presentations to new stores to obtain product placement, or to obtain new SKUs.  Rather, because of the weak economy, the Company focused its attention on its existing stores with various promotions in an attempt to maintain sales.  Additionally, many of the stores where the Company’s products were authorized, in attempt to maintain their profitability, requested additional slotting fees to maintain the Company’s shelf space.  In many cases the Company believed the cost to maintain the shelf space was not justified given the expected level of sales, and the Company declined to pay the additional slotting fees.  This resulted in the Company losing approximately 800 stores compared to the number of stores the Company’s products were authorized in 2008.

In an attempt to diversify the Company’s revenues and use the Company’s proprietary recipe and processes, the Company recently completed the development of a ricotta cheese product that is fat free, cholesterol free, lactose free and with the added benefit of being high in protein.  The added protein is necessary to be able to create a product that is eligible for purchase by schools participating in the National School Lunch Program.  The Company intends to use this no fat, no lactose, high protein cheese in several stuffed pasta dishes for sale to schools across the United States.  According to statistics provided by the Department of Agriculture, the National School Lunch Program serves over 30 million children annually at over 100,000 schools throughout the country.  During the 2008 school year (most recent figure available), the Program served over 5 billion lunches.  The Company believes that these new products will provide an opportunity in the growing market for healthier foods in schools, as well as health care institutions.  The Company expects to begin recording ales of these new products in the 2nd quarter of 2010.

Results of Operations.

During the year ended December 31, 2009, we recorded gross sales of $221,514 compared to $732,709 for the year ended 2008; a decline of $511,195.  The decline in sales was primarily due to the fewer number of stores that our products were authorized in 2009 compared to 2008.  This decline in the number of stores was a result of many of the chains requesting additional slotting payments to maintain the shelf space the Company had paid for in previous years.  This so called “Pay to Stay,” was an effort by the chains to maintain their profitability during the economic recession.  Given the Company’s scarcity of capital, and the fact that given the weaker than usual expected sales due to the weak economy, the Company declined to pay the additional slotting, and consequently our products were discontinued from these stores  During weak or uncertain economic times, consumers look to conserve money by purchasing less expensive brands.  While our products offer long term health benefits compared to regular full fatted ice cream, consumers are typically less likely to make short term sacrifices, by paying more for our products, to garner long term benefits.  This too adversely affected our sales.  Consequently, our revenue for 2009 was significantly less than it was for 2008.  In 2010 we are going to continue to focus more on increasing sales from our existing stores, rather than attempting to increase the number of stores.  Based upon customer comments to web sites like www.JunkFoodBlog.com and www.GoodGuide.com, the Company’s product has a loyal following.

The Company typically promotes its products by offering discounted pricing to retailers, coupons and in-store demonstrations to increase customer awareness of its products.  The Company continues to believe, based upon its previous sales experience that the key to increasing market share is to induce potential customers to try its products.  The Company considers this valid, because the Company believes it offers the only no fat, no lactose, no sugar added ice cream with fewer calories than the competition while maintaining the taste and texture of full fatted premium ice cream.  This belief is supported by positive feedback from brokers, store representatives and consumers validating that its products are well received in the marketplace, as well as comments made about the Company’s products on various Internet web sites, blogs and chat rooms.

All of our revenue during 2009 was from the sale of ice cream bars to supermarket chains.  Our Double Chocolate Swirl remained our best selling flavor in 2009; garnering about 42.9% of our sales.  Our Orange & Vanilla Cream bar, with the look and taste of a traditional “50/50” bar remained our second best selling product representing about 31.2% of sales.  Our Double Sundae Swirl bar, introduced in mid-2007, represented about 14.7% of sales and our Peach Melba bar represented 5.2% of sales.  Our Cappuccino Fudge bar, reintroduced with limited availability in 2009, represented about 7.7% of our sales.

There are several reasons why our Double Chocolate Swirl bar and Orange & Vanilla Cream bar continue to be our best selling flavors, and why we believe in 2009, sales of the Double Sundae Swirl bar will continue to expand.  Principally, our sales are dramatically influenced by what the supermarket chains authorize us to sell in their respective stores.  The reasons supermarkets authorize a particular product are varied, but are directly correlated to what the supermarket chain or store already has for sale, as the stores want to have a variety of different items and flavors available for consumers to purchase, rather than having several different brands of the same product. Therefore, while we believe that all of our products appeal to consumers, if a particular supermarket chain or store doesn’t authorize a particular product, it will not be available for purchase at that respective chain or store.  Every store that we received an authorization from authorized the Double Chocolate Swirl bar.  Additionally, almost all of the stores authorized the Orange & Vanilla Cream bar.  Consequently, it’s not surprising why these two bars were our best sellers, as compared to our other flavors, these two bars were for sale in almost every authorized store in 2009.  Additionally, vanilla and chocolate historically represent the two most popular flavors in the ice cream industry.  The Sundae Swirl bar has vanilla ice cream, as well as a chocolate and strawberry variegate so it has the most popular ice cream flavor (vanilla), as well as chocolate and strawberry.

The Company ended 2008 with its products authorized for sale in approximately 20 supermarket chains representing approximately 600 stores; primarily in the New York Metro area.  On average these stores authorize, or carry about 2-3 items per store.  The Company expects the number of products authorized in these stores to remain at this level in 2010, as the Company believes that until the economy improves, the cost of paying slotting for product authorizations is not attractive given the Company’s expectations for sales.

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

During 2009 we manufactured all of our ice cream bars at one unaffiliated co-packing facility.  While we previously co-packed our products at two separate facilities, we consolidated all of our production into a single co-packer.  While we continue to believe that having multiple co-packers offers more diversity, and protects the Company in the event of a production problem at our existing facility, the logistics of maintaining two production facilities given the Company’s current level of sales is not an effective and efficient use of the Company’s limited capital.  To the extent that our current co-packer is unable to manufacture our products going forward, or produce amounts that are sufficient to meet customer demands, we would not be able to fill all of our orders and, similar to what took place in 2007, we could be adversely impacted.  We have had discussions with our co-packer to determine the likelihood that they can continue to meet our need for production time, and they have assured us that so long as we can continue to pay for such production in a timely basis, it has sufficient capacity to meet our projected needs through 2010.  We have no long term agreement to manufacture our products with our current co-packer.  We still anticipate the need to enter into a long-term production agreement with a co-packer once we can reasonably determine its sales for the next twelve to eighteen months.  Additionally, we believe that until we are more stable financially, co-packers will not be willing to enter into a long-term agreement since they cannot be reasonably assured we will be able to pay for such production.

The Company incurred a net loss of $1,096,348 for 2009, compared to a net loss $2,774,367 for the year ended December 31, 2008, or a difference of $1,678,019.  The net loss in 2009 was less than the loss for 2008 due to the fact that the Company had fewer sales in 2009, so its cost of goods sold was less in 2009 compared to 2008.  The Company also had lower slotting costs in 2008, as the majority of its slotting payments for shelf space were paid in previous years.  Additionally, the Company’s selling, general and administrative expenses were $1,060,433 less in 2009 ($656,713) compared to 2008 ($1,717,146).  Lastly, the Company’s interest expense also declined from $892,387 in 2008 compared to $306,124 for the year ended 2009.

While the Company generated gross sales of $221,514 during the year, the supermarkets and stores deducted approximately $149,848, or 67.6% of sales, to pay for slotting charges, promotional fees & expenses and payment discounts.  Accordingly, the Company recorded only $71,666 in net revenue for the year.  The percentage of sales paid in slotting and promotional fees & expenses was considerably greater in 2009, compared to 2008; $340,500 on sales of $732,709, or 46.5% of sales, as the Company spent more money on advertising its products in 2009 in an attempt to maintain sales during a weak economic environment. Slotting charges are typically one-time payments made to retail outlets to access their shelf space.  These fees are common in most segments of the food industry and vary from chain to chain.  The Company anticipates that until the rollout of its products to all stores in the country is completed, slotting expenses and discounts will continue to offset a significant portion of sales revenue, as will advertising expenses.  However, over time, as more stores authorize the Company’s products, slotting payments should represent a smaller portion of gross revenues, as slotting payments are typically a one-time fee.  However, slotting fees are not a guarantee that a store will reauthorize our product from one year to the next.  For example, if sales of the Company’s products are not acceptable to the stores, the Company’s products may be discontinued, similar to what happened with certain supermarket chains the Company was selling to in 2007.  Additionally many stores, in an effort to boost their revenues are trying to get companies to pay slotting fees every year.  This so called, “pay to stay” practice is expensive for companies like ours and has caused us to stop selling to certain stores, because we feel it is unprofitable to pay slotting more than once.  Nevertheless, as the Company receives new store authorizations, or receives an order from an authorized store for a new product that was not previously authorized, additional slotting expenses will most likely be assessed.

The $1,096,348 loss for the year 2009 resulted primarily from (i) one-time slotting fees and discounts, (ii) the Company’s high cost of goods sold, and (iii) finance charges and interest expense as a result of the Company’s borrowings, and (iv) selling, general and administrative expenses.  Supermarkets deducted 149,848, or 67.6% of sales, during 2009 to pay for slotting charges, promotional fees & expenses and payment discounts.  The Company’s cost of goods sold, $205,177, or 92.6% of sales, was greater than 2008’s $557,043, or 76.1%, but similar to 2007’s 85.5% of sales.  Cost of goods sold as a percentage of the Company’s sales is still considerably greater than what the Company wants and expects this expense to be, and is directly correlated to not being able to purchase raw materials and ingredients in greater amounts and receive bulk pricing.  The Company has never had sufficient financial resources to purchase its raw materials in greater volume, so it still incurs smaller batch pricing.  The Company continues to believe it will be able to lower the cost of its ingredients and packaging if and when it can purchase these items in greater quantity.  Additionally, while the Company’s borrowings have declined $932,415 from December 31, 2007 to December 31, 2009, it still incurred considerable finance and interest charges during the year ($306,124), although less than the $892,387 the Company incurred in the year ended 2008.  The Company continues to believe that as its sales increase, and the payments for slotting as a percentage of gross sales are eventually reduced, the Company’s working capital will improve.  Additionally, the Company expects that at some point it will be able to purchase its raw materials, including packaging and ingredients, in sufficient volume to obtain discounts from what it has paid for these materials to date which will also improve its cash flow.  Lastly, the Company is still looking to raise additional equity capital equity in its continuing effort to pay off its existing debt, and to raise working capital.  If successful, this additional equity capital should increase the Company’s cash flow as it will no longer have to service the debt it incurred over the past few years, as well as provide funds for working capital.

The Company’s selling, general and administrative expenses equaled $656,713 for the year, down $1,060,433 from $1,717,146 in 2008.  Of this amount, $282,655 represented professional fees including legal, accounting and consulting fees, as well consultants’ reimbursable expenses.  These expenses declined by $711,666 compared to the $884,321 incurred in 2008.  The majority of 2009’s SG&A is related to the various financial advisory and investment banking fees the Company paid to its financial advisors ($150,000).  $25,052 represented sales and distribution expenses including brokerage commissions, cold storage and freight charges to deliver the Company’s products from its co-packer to its clients.  $84,957 represented salaries and benefits, and $3,938 was related to travel and entertainment expenses during the year primarily for the costs incurred in attending various sales meetings, trade conferences and making sales calls to the Company’s customers.  The balance was expended on related overhead.

The Company incurred significant finance and interest charges of $306,124 during the year related to all of its borrowings.  $180,258 represented interest charges, $41,768 represented amortization charges and $84,099 represented non-cash interest costs associated with the value of the stock issued to lenders as additional compensation for providing loans to the Company.  The value of this stock is deemed as interest and therefore is included in the Company’s interest expense even though it is a non-cash transaction.  The Company’s finance and interest charges of $306,124 for the year was $586,263 less than the $892,387 incurred in 2008, as the Company reduced its outstanding indebtedness buy $963,415 since December 31, 2007.

Demand for the Company’s products remained relatively stable in those economic areas that can afford to purchase our product, but declined in those areas affected more by the weak economy.  Even though the Company’s products offer greater health benefits compared to full fatted ice cream, certain consumers appeared reluctant to spend more money in the short run for long term benefits.  The Company continues to receive good support for its products on various Internet web sites related to healthy eating.  Therefore, the Company is optimistic about its sales for 2010, so long as it can continue to raise capital and have working capital available to manufacture product and promote its products.

Liquidity and Capital Resources.

For the year ended December 31, 2009, the Company recorded a net loss of $1,096,348 compared to $2,774,367 for 2008.  The Company’s total assets increased by $30,089 to 505,517 from $475,428 in 2008.  $16,884 of this increase was a result in the increase of cash from $2,629 in 2008 to $19,523 in 2009.  $2,781 of the increase was a result in net receivables, and  $2,954 was a result of an increase in deferred financing costs.  Lastly, the Company’s inventories, including both finished goods and raw materials increased by $7,460 from $211,013 in 2008 to $218,473 in 2009.

During the year the Company sold 33 million shares of restricted common stock in various private placements and received $330,000 in gross proceeds from these sales.  $91,175 of the net proceeds received from these sales went to repay certain loans and advances made to the Company.  The balance was used primarily for production related expenses to increase the Company’s inventories and for working capital.  The Company also issued 2 million shares of restricted common stock to retire a $25,000 promissory note, including accrued interest, and issued a total of 5,395,069 additional shares of restricted common stock in lieu of paying in cash a cumulative total of $53,951 of accrued interest on certain promissory notes. The Company also issued 2,225,000 shares of restricted common stock as additional consideration for a cumulative total of $165,000 it borrowed during 2010 from three unaffiliated lenders.  The value of these issuances is considered debt discount and is being amortized over the life of these loans.

During the 2009 the Company issued a total of 7,570,833 shares of common stock, of which 6,633,333 shares were restricted shares, in lieu of paying a cumulative total of $115,000 in cash to various professionals.  Additionally, the Company issued 2,634,543 shares of restricted common stock in lieu of paying a cumulative total $58,897 in cash to settle $58,897 owed certain unaffiliated vendors who supplied raw materials to the Company.  Lastly, the Company issued 1,500,000 shares of restricted common stock in lieu of paying $15,000 cash for a retainer fee required by a  public relations firm retained by the Company.

The Company’s liabilities increased by $258,953 from $2,068,748 to $2,327,701.  Of this increase, accrued expenses increased by $195,496 from $474,338 at December 31, 2008 to $669,834 at year end 2009.  Outstanding notes payable, net of any debt discount, increased $140,399.  Offsetting these increases, accounts payable decreased by $76,942 from $445,811 in 2008 to $368,869 in 2009

During 2009, the Company borrowed $165,000 from three unaffiliated lenders to help finance its operations.  Of the amounts borrowed, $15,000 was secured by the Company’s trade receivables and has been repaid.  The remaining $150,000 is still outstanding.  The Company issued a total of 2,225,000 shares of restricted common stock as additional compensation to the lenders to make these loans.  Additionally, during the year the Company’s investment banker made several advances to the Company totaling $77,600.  Other than a 1% facility fee on each of these loans (total $776), the borrowings did not bear any interest, and no additional consideration was given the Company’s investment banker for entering into these loans.  All of the advances were repaid during the year, including the $776 in cumulative facility fees.

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

Other than the typical 30 day grace period for paying vendors, the Company presently has no bank credit lines that it may rely on to fund working capital.  However, in the past many of the Company’s vendors have been willing to lengthen payment terms and generally accommodate the Company’s needs, and the Company’s investment banker has made advances to the Company.  However, because of the Company’s continuing cash flow constraints, vendors have been less accommodating and several have requested payment in advance, or to be paid before shipping future orders.  Nevertheless the Company continues to operate in spite of its cash position.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our company’s audited financial statements for the years ended December 31, 2009 and December 31, 2008 begin on page F-1 to this Annual Report.

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

As of December 31, 2009, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported,  within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls.

During the year ended December 31, 2009, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report of Internal Control over Financial Reporting.

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15.  With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  Our internal control over financial reporting are designed to provide a reasonable assurance of achieving their objectives.  Our Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework. Based on this evaluation, our management concluded that, as of December 31, 2008, Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2009, based on those criteria.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors, executive officer, as well as their ages and the positions they held, as of December 31, 2009, are set forth below.  Our directors hold office until our next annual meeting of stockholders and until their successors in office are elected and qualified.  Our Officer serve at the discretion of our Board of Directors.  On December 26, 2007, Alexander L. Bozzi, IV, the adult son of our President, resigned as Secretary of our company.  On February 23, 2008, the Board of Directors appointed Alexander L. Bozzi, III, as Secretary and Treasurer of the Company.  There are no other family relationships among our executive officers and directors.

Executive Officers and Directors

Name	Position	Age
Alexander L. Bozzi, III	Chairman of the Board, President, Chief Operating Officer , Treasurer, Secretary, Principal Executive Officer & Chief Accounting Officer	67
Geno Celella	Director	74

Significant Employees

None

Alexander L. Bozzi, III – President and Chairman of the Board

Mr. Bozzi is the creator and the principal founder of our Company.  Since inception of the Company in June 2005, he has been the Company’s President, Chief Operating Officer and Chief Accounting Officer and is directly responsible for the day to day operations of our Company.  Since February 23, 2008, Mr. Bozzi has also been the Company’s Treasurer and Secretary. From September, 2002 until he founded the Company in June of 2005, Mr. Bozzi was the general manager of Kenwood’s Farms LLC, an ice cream manufacturer of both propriety and private label brands, based in West Hartford, CT.

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

Geno Celella – Director

Mr. Celella is one of the founders of our company and has spent his entire career in the ice cream industry.  Since March, 2009, he has been Vice President of Production for Park Frozen, an ice cream manufacturer located in West Hartford, CT.  From January, 2009 to March, 2009 he was Vice President of Production for Alexander’s Ice Cream.  Park Frozen and Alexander’s Ice Cream are companies having similar ownership that were based in the same West Harford manufacturing facility.  From April, 2005 to January, 2009, he was Vice President of Production for Nutmeg Farms Ice Cream, also located at the same West Hartford address.  Nutmeg Farms formerly manufactured and co-packed certain of our products.  From June, 2004 through March 2005, he was our company’s Senior Vice President of Product Development and Manufacturing.  From 2000 until June 2004, he was part owner of Kenwood Farms Ice Cream, a company also located in West Hartford, CT that manufactured and co-packed specialty ice creams.  Mr. Celella was responsible for all of Kenwood’s ice cream production.  From 1985 to 2000, he was General Manager of Production for Naugatuck Dairy located in Naugatuck, CT.  Prior thereto, from 1965 until 1985, Mr. Celella held a number of management positions with companies such as Brock-Hall Dairy, H.P. Hood and Baskin-Robbins.

Committees

Our business, property and affairs are managed by or under the direction of the board of directors.  Members of the board are kept informed of our business through discussion with the executive officer and the Company’s consultants and investment banker, by reviewing materials provided to them and by participating at meetings of the board and its committees.

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

Code of Ethics

We have not adopted a code of ethics applicable to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  We have not adopted such a code of ethics because all of management’s efforts have been directed to building the business of the Company.  A code of ethics may be adopted by the board of directors at a later date.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act and the regulations of the SEC, our company’s executive officers, directors and 10 % beneficial owners must file reports of ownership and changes in ownership with the SEC.  During the fiscal year ended December 31, 2009, the following officers, directors and 10% shareholders were late in their filings: Paul.  Taboada and AAR Accounts Family Ltd Partnership did not file Form 4s.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered to us by our Chief Executive Officer and all other executive officers in such years who received or are entitled to receive remuneration in excess of $100,000 during the stated periods.

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Non-qualified Preferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)
Alexander L. Bozzi, III President & Chairman	2009	12,600		0	6,400	0	0	0	19,000
	2008	45,500		0	19,500	0	0	0	65,000

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information as to options held by the officers named in the Summary Compensation Table.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Alexander L. Bozzi, III	3,375,000	4,125,000	0	$0.05	Oct., 2017	0	0	0	0
	375,000	1,125,000	0	$0.025	Oct., 2018	0	0	0	0
	50,000	950,000		$0.01	Oct., 2019	0	0	0	0

Employment Agreements

We executed an employment agreement with Mr. Bozzi effective October 1, 2008.  Prior to this date we had no such agreement with Bozzi.  The agreement is for three years and pays Mr. Bozzi an annual salary of $78,000 per year.  In addition to Mr. Bozzi’s cash compensation, we also agreed, on each anniversary of the agreement, to issue him that number of shares of our common stock equal to $165,000.  However, due to the Company’s limited cash flow, the Company has been unable to pay Mr. Bozzi the entire amount of his cash compensation, and the difference between what Mr. Bozzi is due pursuant to the Employment Agreement and what he has been paid, has been accrued as a liability.  Additionally, the company has not issued Mr. Bozzie any of the shares related to his common stock compensation.  We have not granted Mr. Bozzi any options or other stock awards, or any benefits payable upon the termination of employment, his resignation or retirement or a change in control of the Company.  Additionally, the Board of Directors awarded Mr. Bozzi 1,000,000 options exercisable at $0.01 per share on October 1, 2009.

Director Compensation

Our directors have not received any fees for their services as a director; however, they are reimbursed for expenses incurred by them in connection with conducting the Company's business.  Other than Alexander Bozzi, III, who in addition to his duties as a director is the Company’s President, no options were issued to any directors during the year ended December 31, 2009.

SUMMARY OF DIRECTOR COMPENSATION TABLE
Name & Principal Position	Fees Earned Or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Geno Celella, Director	0	0	0	0	0	0	0
Alexander L. Bozzi, Chairman	12,600		6,400	0	0	0	19,000

All of Mr. Bozzi’s compensation for the fiscal year ended December 31, 2009 was a result of his duties as the Company’s President.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table identifies, as of April 9, 2010, the number and percentage of outstanding shares of common stock beneficially owned by (i) each person we know to beneficially own more than five percent of the voting power on matters requiring a vote of shareholders, (ii) each named executive officer and director, and (iii) and all our executive officers and directors as a group:

Title of Class	Name & Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class(2)
Common Stock	AAR Accounts Family Ltd Partnership (3) c/o Attn: Andrew & Aniela Roth 17 Beverly Road Little Neck, NY 11363	12,705,586(3)	5.0%

Common Stock	Alexander L. Bozzi, III (4) c/o Joseph Levine & Associates 555 Sherman Avenue, Hamden, CT 06514	1,175,000 (4)	0.5%

Common Stock	Beulah J. Celella (5) 240 Park Road, West Hartford, CT 06119	9,500,000(5)	3.8%

Common Stock	Geno Celella (6) 240 Park Road, West Hartford, CT 06119	10,575,000 (6)	4.3%

Common Stock	Paul Taboada (7) c/o Charles Morgan Securities, Inc. 120 Wall Street New York, NY 10005	42.993,083(7)	15.9%

Common Stock	All Officers & Directors as a Group (8)	15,956,099(8)	4.8%

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

(2)

Based on 247,593,950 shares of common stock outstanding as of the date of this memorandum.  Does not include any out of the money warrants or options or the shares of common stock to be issued as a result of the mandatory conversion of the Company’s Series B Preferred.

(3)

Consists of 6,739,951 shares of common stock.  Also includes 5,965,635 shares of common stock which the AAR Accounts Family Ltd Partnership will acquire pursuant to the mandatory conversion of their 18,750 shares of the Series B Preferred.  Andrew Roth and his wife Aniela Roth have voting and investment power over the shares held by AAR Accounts Family Ltd Partnership.

(4)

Alexander L. Bozzi, III is our President and Chairmen of the Board.  Consists of 1,075,000 shares of common stock and 100,000 shares of common stock held by Mr. Bozzi’s spouse, Giovanna Bozzi.  Doers not include 4,300,000 vested options at various exercise prices between $0.01 and $0.05 per share

(5)

Consists of 9,500,000 shares of common stock. Does not include 1,075,000 shares of common stock owned by Ms. Celella’s spouse, Geno Celella, a director of the Company, as noted in Note 6.

(6)

Geno Celella is a director of the Company.  Consists of 1,075,000 shares of common stock and 9,500,000 shares of common stock owned by Mr. Celella’s spouse, Beulah J. Celella, as noted in Note 5.

(7)

Includes 65,000 shares held by Mr. Taboada directly, 18,508,426 shares held by entities controlled by Mr. Taboada, and 1,087,500 shares held by Mr. Taboada’s minor children which he controls.  Also includes 23,332,157 shares of common stock which entities controlled by Mr. Taboada will acquire pursuant to the mandatory conversion of their 73,333 shares of the Series B Preferred.  Does not include 6,300,000 shares issuable upon exercise of warrants held by Charles Morgan Securities, Inc. at various exercise prices between $0.0125 and $0.06 per share.

(8)

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

Transactions with Nutmeg Farms Ice Cream, LLC, Alexander’s Ice Cream & Park Frozen.

Nutmeg Farms Ice Cream, LLC (“Nutmeg”) was a Connecticut Limited Liability Company based in West Hartford, CT that manufactured and co-packed our ice cream cups and sundaes until we voluntarily discontinued these items late in 2006.  Nutmeg ceased doing business in the first quarter of 2008.  While they no longer co-packed for us after 2006, they did perform some product testing for us in 2007.  Nutmeg employed Geno Celella, one of our directors, but he had no equity interest in Nutmeg.  We initially chose Nutmeg to manufacture our ice cream cups and sundaes because of their expertise in making and co-packing ice cream and ice cream novelties, as well as price considerations, and not solely because Nutmeg employed Mr. Celella.  We negotiated the co-packing fees we paid Nutmeg at an “arm’s length” agreement and we believe they are comparable to those that would have been paid to an unaffiliated third party.  We paid Nutmeg $10,115 for co-packing and $3,414 for product testing in 2006.  We paid them $1,710 for product testing in 2007.  We made no other payments to Nutmeg in either 2008 or 2009.

Geno Celella is presently employed by Park Frozen, and for a short period of 2009 Alexander’s Ice Cream; companies with similar ownership that manufactured ice cream out of the same West Hartford facility.  The Company has never employed, nor made any payments to either Park Frozen or Alexander’s Ice cream.  Other than employing Mr. Celella, Nutmeg Ice Cream, Alexander’s Ice Cream or Park Frozen have mot had any other relationship with our Company, or any of its officers, directors or shareholders.

Director Independence

None of our directors are independent directors, using the Nasdaq definition of independence.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES:

Audit Fees

The aggregate fees billed by Mahoney Sabol & Company, LLP, our auditors for professional services rendered for the audit of our annual financial statements and in connection with statutory and regulatory filings were $36,100 and $34,850 for the years ended 2009 and 2008, respectively.  This category also includes the review of interim financial statements and services in connection with registration statements and other filings with the Securities and Exchange Commission.

Audit Related Fees

For the years ended 2009 and 2008, Mahoney Sabol & Company, LLP did not bill any fees relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above.

Tax Fees

For the years ended 2009 and 2008, Mahoney Sabol & Company, LLP billed $4,500 and $2,500 respectively for tax compliance, tax advice and tax planning services.

For the years ended 2009 and 2008, Mahoney Sabol & Company, LLP did not bill any fees for other products and services not described above.

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

Exhibit 10.12 Employment Agreement between the Company and Alexander L. Bozzi, III,(Incorporated by Reference to exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2008.

Exhibit 23.1 Consent of Independent Registered Public Accounting Firm. (Filed herewith)

Exhibit 31.1 Certification of principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

Exhibit 31.2 Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

Exhibit 32. Certification of executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized .

THE ENLIGHTENED GOURMET, INC.

Date: April 14, 2010	By: / S/ ALEXANDER L. BOZZI, III
Alexander L. Bozzi, III
Chairman of the Board, President, Chief Operating Officer, Treasurer, & Secretary (Principal Executive Officer, Principal Financial Officer & Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated .

Name	Position	Date

/S/ ALEXANDER L. BOZZI, III Alexander L. Bozzi, III	Chairman of the Board, President, Chief Operating Officer, Treasurer, Secretary, Principal Executive Officer, Principal Financial Officer, Chief Accounting Officer, and Director	April 14, 2010

/S/ GENO CELELLA Geno Celella	Director	April 14, 2010

FINANCIAL STATEMENTS

THE ENLIGHTENED GOURMET, INC.

FINANCIAL STATEMENTS AND

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FOR EACH OF THE YEARS IN THE TWO YEAR PERIOD ENDED DECEMBER 31, 2009.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

The Enlightened Gourmet, Inc.

Hamden, Connecticut

We have audited the accompanying balance sheets of The Enlightened Gourmet Inc. (the “Company”) as of December 31, 2009 and 2008 and the related statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Enlightened Gourmet Inc. as of December 31, 2009 and 2008 and the results of its operations and its cash flows for each of the years in two-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has an accumulated deficit of approximately $11,642,000 and a working capital deficit of approximately $2,075,000.  These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mahoney Sabol & Company, LLP

Certified Public Accountants

Glastonbury, Connecticut

April 13, 2010

THE ENLIGHTENED GOURMET, INC.

BALANCE SHEETS

For the Years ended December 31, 2009 and 2008

	ASSETS

		2009	2008
	CURRENT ASSETS:
Cash		$19,523	$2,629
	Accounts receivable	18,567	251,786
	Less slotting fees	4,000	240,000
		34,090	11,786
	Inventory
	Finished goods	71,032	34,136
	Raw materials	147,441	176,877
		218,473	211,013

	TOTAL CURRENT ASSETS	252,563	225,428

	DEFERRED FINANCING COSTS	2,954	-

	INTANGIBLE ASSETS	250,000	250,000

	TOTAL ASSETS	$505,517	$475,428

	LIABILITIES AND STOCKHOLDERS’ DEFICIT

	CURRENT LIABILITIES:
	Accounts payable	$368,869	$445,811
	Accrued expenses	669,834	474,338

	Notes payable
	Stockholders	449,000	449,000
	Other	839,998	699,599
		1,288,998	1,148,599
	TOTAL CURRENT LIABILITIES	2,327,701	2,068,748

	STOCKHOLDERS’ DEFICIT:
	Preferred stock, series B, $0.001 par value; 250,000 shares authorized
	183,333 shares issued and outstanding (liquidation preference in
	the aggregate of $3,660,000 and redemption amount of $183)	183	183
	Additional paid in capital on preferred stock	1,938,174	1,938,174
	Common stock, par value $0.001, 350,000,000 shares authorized,
	242,093,950 and 185,068,505 shares issued and outstanding	242,094	185,069
	Additional Paid in Capital	7,657,375	6,867,638
	Accumulated Deficit	(11,642,365)	(10,546,017)
		(1,804,539)	(1,544,953)
Less:	Treasury stock, 7,644,711 shares	(7,645)	(10,645)
	Deferred financing costs	-	(27,722)
	Unearned compensation	(10,000)	-
	TOTAL STOCKHOLDERS’ DEFICIT	(1,822,184)	(1,593,320)

	TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$505,517	$475,428

The accompanying notes are an integral part of these financial statements.

THE ENLIGHTENED GOURMET, INC.

STATEMENTS OF OPERATIONS

For the Years ended December 31, 2009 and 2008

	2009	2008

REVENUE:
Sales of products	$221,514	$732,709
Less discounts and slotting fees	(149,848)	(340,500)
NET REVENUE	71,666	392,209

COST OF SALES	205,177	557,043

GROSS MARGIN	(133,511)	(164,834)

EXPENSES:
Selling, general & administrative	656,713	1,717,146
Interest	306,124	892,387
	962,837	2,609,533

LOSS BEFORE TAXES	(1,096,348)	(2,774,367)

INCOME TAX EXPENSE	-	-

NET LOSS	$(1,096,348)	$(2,774,367)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.02)

Weighted average number of
shares of common of stock outstanding	204,600,116	170,867,998

The accompanying notes are an integral part of these financial statements.

THE ENLIGHTENED GOURMET, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

					Additional		Deferred			Total
	Common Stock		Preferred Stock		Paid – In	Unearned	Offering	Accumulated	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Expense	Deficit	Stock	Equity

Balance at December 31, 2007	169,430,536	$169,430	-	$ -	$ 5,795,290	$ (646,042)	$(292,951)	$ (7,771,650)	$ (16,445)	$ (2,762,368)

Issuance of common stock
from treasury as payment for
convertible debenture
obligation	-	-	-	-	578,200	-	-	-	11,800	590,000
Issuance of common stock for
consulting services	15,012,785	15,013	-	-	191,418	-	-	-	(6,000)	200,431
Issuance of common stock
as payment for accrued
interest on convertible debt	625,184	626	-	-	48,965	-	-	-	-	49,591
Issuance of preferred stock	-	-	172,083	172	3,441,488	-	-	-	-	3,441,660
Placement fees & expenses for
issuance of preferred stock	-	-	-	-	(1,728,303)	-	-	-	-	(1,728,303)
Issuance of preferred stock
as payment of note payable	-	-	11,250	11	224,989	-	-	-	-	225,000
Issuance of warrants pursuant
to certain notes payable	-	-	-	-	77,701	-	-	-	-	77,701
Amortization of unearned
compensation-	-	-	-	-	-	646,042	-	-	-	646,042
Amortization of deferred
financing cost	-	-	-	-	-	-	265,229	-	-	265,229
Compensation expense for
stock option plan	-	-	-	-	176,064	-	-	-	-	176,064
Net loss	-	-	-	-	-	-	-	(2,774,367)	-	(2,774,367)
Balance at December 31, 2008	185,068,505	$185,069	183,333	$ 183	$ 8,805,812	$ -	$ (27,722)	$ (10,546,017)	$ (10,645)	$ (1,593,320)

The accompanying notes are an integral part of these financial statements.

THE ENLIGHTENED GOURMET, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

					Additional		Deferred			Total
	Common Stock		Preferred Stock		Paid – In	Unearned	Offering	Accumulated	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Expense	Deficit	Stock	Equity

Balance at December 31, 2008	185,068,505	$185,069	183,333	$ 183	$8,805,812	$ -	$(27,722)	$(10,546,017)	$(10,645)	$(1,593,320)

Issuance of common stock
for cash	33,000,000	33,000	-	-	297,000	-	-	-	-	330,000
Issuance of common stock for
consulting services	5,000,000	5,000	-	-	50,000	(15,000)	-	-	-	40,000
Issuance of common stock
pursuant to certain notes
payable	2,225,000	2,225	-	-	42,275	-	-	-	-	44,500
Issuance of common stock
for payment of debt & interest	7,395,069	7,395			76,347	-	-	-	-	83,742
Issuance of common stock for
repayment of accounts payable	9,405,376	9,405	-	-	124,492	-	-	-	-	133,897
Issuance of treasury stock for
brokerage fees	-	-	-	-	27,000	-	-	-	3,000	30,000
Amortization of deferred
financing cost	-	-	-	-	-	-	27,722	-	-	27,722
Amortization of unearned
Compensation	-	-	-	-	-	5,000	-	-	-	5,000
Compensation expense for
stock option plan	-	-	-	-	172,622	-	-	-	-	172,622
Net loss	-	-	-	-	-	-	-	(1,096,348)	-	(1,096,348)

Balance at December 31, 2009	242,093,950	$242,094	183,333	$ 183	$9,595,548	$ (10,000)	$ -	$(11,642,365)	$ (7,645)	$(1,822,185)

The accompanying notes are an integral part of these financial statements.

THE ENLIGHTENED GOURMET, INC.

STATEMENTS OF CASH FLOWS

For the Years ended December 31, 2009 and 2008

	2009	2008

CASH FLOWS FROM
OPERATING ACTIVITIES:
Net Loss	$(1,096,348)	$(2,774,367)
Adjustments to reconcile net loss to net cash
used in operating activities:
Non-Cash stock based expense & debt service	509,762	-
Amortization of deferred financing costs	41,768	450,644
Amortization of debt discount	83,949	200,727
Decrease in sales allowances taken	(236,000)	(80,000)
Common stock compensation	-	376,496
Warrants	-	77,701
Stock based registration payment arrangement	-	-
Stock based management fee expense	-	646,042
Changes in Current Assets and Liabilities:
Accounts Receivable	233,219	73,892
Inventory	(7,460)	77,236
Prepaid Expenses	-	90,500
Accounts Payable	(76,942)	86,419
Accrued Expenses	195,446	87,693
NET CASH USED IN
OPERATING ACTIVITIES	(352,606)	(687,017)

CASH FLOWS FROM
FINANCING ACTIVITIES:
Proceeds from sale of common stock	330,000	-
Debt financing cost	(47,500)	(284,694)
Proceeds from Note	151,000	168,100
Payment on Note	(64,000)	(1,175,000)
Proceeds from the sale of Preferred Stock	-	1,975,000

NET CASH PROVIDED BY
FINANCING ACTIVITIES	369,500	683,406

NET INCREASE (DECREASE) IN CASH	16,894	(3,611)

CASH, BEGINNING	2,629	6,240

CASH, ENDING	$19,523	$2,629

Supplemental cash flow information:
Issuance of stock for payment of fees	$188,897	$1,667,091
Issuance of stock for payment of debt	$78,951	$1,405,000
Interest paid	$58,743	$49,593

The accompanying notes are an integral part of these financial statements.

THE ENLIGHTENED GOURMET, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years ended December 31, 2009 and 2008

NOTE 1.

FORMATION AND OPERATIONS OF THE COMPANY, GOING CONCERN AND MANAGEMENT’S PLAN:

Formation and Operations of the Company:

The Enlightened Gourmet, Inc. (the “Company”) was organized in the State of Nevada on June 25, 2004.  The Company seeks to establish itself as a leading marketer and manufacturer of fat-free foods.  As of December 31, 2009 and 2008, the Company’s products were authorized in and 20 supermarket chains having approximately and 600 stores.  This total does not include any convenience stores, smaller grocery stores or independent distributors for which we have also received authorizations.  The Company’s major activities consist of producing and selling product and expanding its existing sales base; therefore management has determined that it is no longer a development stage entity.

During 2009, the Company expended funds on the development of a fat free, lactose free, high protein cheese based upon the concept and processes used to make its ice cream product.  The Company believes it has developed a commercially viable product that can be used in stuffed pasta dishes sold primarily to schools and health care facilities.  The Company expects to begin actively marketing this line extension in the 2nd quarter of 2010.

Going Concern and Management’s Plan:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  However, the Company is presently still dependent upon additional capital in the form of either debt or equity to continue its operations and is in the process of continuing to raise such additional capital through private placements of securities.  This additional capital is necessary, because the Company’s working capital is presently insufficient to pay for the necessary ingredients and packaging, as well as production costs to manufacture the Company’s present and expected orders.  Compounding this problem, the Company presently does not have any sources of credit that it can access on a ready basis.  In addition to needing additional capital to maintain it operations, the Company also needs to raise capital to pay for the various shareholder notes that are currently in default.  (See Note 4)

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $1,096,348 during the year ended December 31, 2009.  Additionally, as of that date, the Company’s current liabilities exceeded its current assets.  Those factors, and those described above, create an uncertainty about the Company’s ability to continue as a going concern.  Management is developing a plan to (i) continue to contain overhead costs, (ii) increase sales (iii) significantly increase gross profits by reducing the slotting fees to be paid in 2010 and (iv) raise additional capital from the Company’s current equity offering.  These steps, if successful, together with the monies raised throughout 2009 (see Note 13) and 2010 provide management with a course of action they believe will allow the Company to deal with the current financial conditions and continue its operations.

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

Intangible Assets and Debt Issuance Costs:

Management assesses intangible assets for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable.  For other intangible assets, the impairment test consists of a comparison of the fair value of the intangible assets to their respective carrying amount.  The Company uses a discount rate equal to its average cost of funds to discount the expected future cash flows.  There were no intangible assets deemed impaired as of December 31, 2009 or 2008. The existing intangible assets, consisting of non patented technology have an infinite life and are therefore not amortized.  The intangible assets are tested for impairment each year as discussed in Note 3.

Debt issuance costs are amortized over the life of the related debt or amendment.  Amortization expense for debt issuance costs for the years ended December 31, 2009 and 2008 were $41,768 and $450,644, respectively.

Stock Options:

The Company accounts for stock-based compensation under the provisions of Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) 718-10 (formerly Statement of Financial Accounting Standards (SFAS) No. 123R (revised 2004), “Share-Based Payment”), which requires the Company to measure the stock-based compensation costs of share-based compensation arrangements based on the grant date fair value and generally recognizes the costs in the financial statements over the employee’s requisite service period.  Stock-based compensation expense for all stock-based compensation awards granted was based on the grant date fair value estimated in accordance with the provisions of FASB ASC 718-10.

Income Taxes:

Income tax expense is based on pretax financial accounting income.  The Company recognizes deferred tax assets and liabilities based on the difference between the financial reporting and tax bases of assets and liabilities, applying tax rates applicable to the year in which the differences are expected to reverse, in accordance with FASB ASC 740-10 (formerly SFAS 109, Accounting for Income Taxes).  A valuation allowance is recorded when it is more likely than not that the deferred tax asset will not be realized.

The Company adopted the provisions of FASB ASC 740-10 (formerly FASB Interpretation No.  (FIN) 48 Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109) on January 1, 2007.  As a result of the implementation of FASB ASC 740-10, the Company performed a comprehensive review of any uncertain tax positions in accordance with recognition standards established by FASB ASC 740-10.  In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax returns that has not been reflected in measuring income tax expense for financial reporting purposes.  As a result of this review, the Company believes it has no material uncertain tax positions and, accordingly, did not record any charges.

The Company will recognize accrued interest and penalties, if any, related to uncertain tax positions in income tax expense.  As of December 31, 2009 and 2008, the Company did not have any tax-related interest or penalties.  The Company files income tax returns in the U.S. Federal and various state jurisdictions.  The Company is not currently under examination by The Internal Revenue Service (IRS) or any other state jurisdictions.  The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2006.

Revenue Recognition:

Sales, net of an estimate for discounts, returns, rebates and allowances, and related cost of sales are recorded in income when goods are shipped, at which time risk of loss and title transfers to the customer, in accordance with FASB ASC 650-10 (formerly Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by Staff Accounting Bulletin No. 104, Revenue Recognition).

Additionally, the Company must initially pay customers for shelving space in the form of “slotting fees”.  Slotting fees are one-time payments made to retail outlets to access their shelf space.  These fees are common in most segments of the food industry and vary from chain to chain.  Supermarket chains generally are reluctant to give up shelf space to new products when existing products are performing.  These fees are deducted directly from revenues and revenues are shown net of such costs.

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

Shipping and Handling Costs:

Shipping and handling costs are included in Selling, General and Administrative expense and are expensed as incurred.  In 2009 and 2008 shipping and handling costs totaled $5,169 and $58,416, respectively.

Advertising and Promotions:

Advertising and promotional costs including print ads, commercials, catalogs, brochures and co-op are expensed during the year incurred.  Advertising and promotional costs totaled $30,760 in 2009 and $66,362 in 2008.

Cash and Cash Equivalents:

Cash and Cash Equivalents include demand deposits with banks and highly liquid investments with remaining maturities, when purchased, of three months or less.

Financial Instruments:

Market values of financial instruments were estimated in accordance with FASB ASC 825-10 (formerly SFAS No. 107, Disclosures about Fair Value of Financial Instruments), and are based on quoted market prices, where available, or on current rates offered to the Company for debt with similar terms and maturities.  Unless otherwise disclosed, the fair value of financial instruments approximates their recorded values.

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

Recent Accounting Pronouncements:

In May 2008, the FASB issued FASB ASC 105-10 (formerly SFAS No. 168, The Hierarchy of Generally Accepted Accounting Principles, which superseded SFAS No. 162).  FASB ASC 105-10 sets forth the level of authority to a given accounting pronouncement or document by category.  Where there might be conflicting guidance between two categories, the more authoritative category will prevail.  FASB ASC 105-10 will become effective 60 days after the SEC approves the Public Company Accounting Oversight Board’s (PCAOB) amendments to AU Section 411 of the Codified AIPCA Professional Standards.  FASB ASC 105-10 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2009, the FASB issued FASB ASC 855-10 (formerly SFAS No. 165, Subsequent Events), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, FASB ASC 855-10 sets forth (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. FASB ASC 855-10 is effective for interim or annual financial reporting periods ending after June 15, 2009.  The adoption of FASB ASC 855 did not have a material impact on the Company’s results of operations, cash flows, or financial position.

In August 2009, the FASB issued Accounting Standards Update (ASU) 2009-05, Measuring Liabilities at Fair Value.  ASU 2009-05 applies to all entities that measure liabilities at fair value within the scope of FASB ASC 820-10, Fair Value Measurements and Disclosures.  ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance, October 1, 2009 for the Company.  The Company does not expect the adoption of ASU 2009-05 to have a material impact on results of operations, cash flows, or financial position.

In August 2009, an update was made to ASU 2009-05.  This update permits entities to measure the fair value of liabilities, in circumstances in which a quoted price in an active market for an identical liability is not available, using a valuation technique that uses a quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets or the income or market approach that is consistent with the principles of ASU 2009-05.  Effective upon issuance, the Company has adopted this guidance.

NOTE 3.

IMPAIRMENT:

The impairment of intangible assets with respect to the non patented technology was assessed in accordance with the provisions of FASB ASC 350-10 (formerly SFAS No. 142, Goodwill and Other Intangible Assets).  The impairment test required us to estimate the fair value of the intangible asset.  Management estimated fair value using a discounted cash flow model.  Under this model, management utilized estimated revenue and cash flow forecasts, as well as assumptions of terminal value, together with an applicable discount rate, to determine fair value.  Management then compared the carrying value of the intangible asset to its fair value.  Since the fair value is greater than its carrying value, no impairment charge was recorded.

NOTE 4.

NOTES PAYABLE:

Stockholders

(a) A stockholder, on December 21, 2005, made cash advances to the Company of $245,000 (the “December 2005 Promissory Note”), which is $5,000 less than its face value of $250,000, resulting in a discount.  The December 2005 Promissory Note did not accrue interest and is prepayable by the Company without penalty at any time.  The borrowing was due and payable on April 1, 2006.  In consideration of making the December 2005 Promissory Note, the lender received 666,667 warrants exercisable at $0.15 per share.  Following a Black Scholes valuation model, the value of a warrant was $0.0463, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $31,000, which has been fully amortized.  This December 2005 Promissory Note was refinanced with the stockholder under identical terms and conditions and the new maturity date was July 1, 2006 (the “April Promissory Note”).  In consideration of making the April 2006 Promissory Note the lender received an additional 666,667 warrants exercisable at $0.15 per share.  Following a Black Scholes valuation model, the value of a warrant was $0.0437, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $29,133, which has been fully amortized.  The April Promissory Note is in default for failure to pay the principal when due at maturity.  Since July 1, 2006, the April Promissory Note has borne interest at the rate of 18% per annum.  Accrued interest for this Promissory Note is $157,438 and $112,500 as of December 31, 2009 and 2008 respectively.

(b) Another stockholder, on February 28, 2006, made cash advances to the Company of $94,000 (the “February 2006 Promissory Note”), which is $6,000 less than its face value of $100,000, resulting in a discount.  The February 2006 Promissory Note did not accrue interest.  The borrowing was due and payable on August 15, 2006.  In consideration of making the February 2006 Promissory Note, the lender received 266,667 warrants exercisable at $0.15 per share.  Following a Black Scholes valuation model, the value of a warrant was $0.0463, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $11,893, which has been fully amortized.  The February 2006 Promissory Note is in default for failure to pay the principal when due at maturity.  Since August 15, 2006, the February 2006 Promissory Note has borne interest at the rate of 18% per annum.  Accrued interest for this Promissory Note is $60,805 and $42,750 as of December 31, 2009 and 2008 respectively.

(c) Another stockholder, on March 10, 2006, made cash advances to the Company of $22,560 (the “March 2006 Promissory Note”), which is $1,440 less than its face value of $24,000, resulting in a discount.  The March Promissory Note did not accrue interest.  The borrowing was due and payable on August 15, 2006.  In consideration of making the March 2006 Promissory Note, the lender received 64,000 warrants exercisable at $0.15 per share.  Following a Black Scholes valuation model, the value of a warrant was $0.0436, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $2,854, which has been fully amortized.  The March 2006 Promissory Note is in default for failure to pay the principal when due at maturity.  Since August 15, 2006, the March 2006 Promissory Note has borne interest at the rate of 18% per annum.  Accrued interest for this Promissory Note is $14,593 and $10,260 as of December 31, 2009 and 2008 respectively.

(d) Another stockholder, on May 1, 2006, made cash advances to the Company of $23,875 (the “May 2006 Promissory Note”), which is $1,125 less than its face value of $25,000 resulting in a discount.  The May 2006 Promissory Note did not accrue interest.  The borrowing was due and payable on September 1, 2006.  In consideration of making the May 2006 Promissory Note, the lender received 83,333 warrants exercisable at $0.15 per share.  Following a Black Scholes valuation model, the value of a warrant was $0.0467, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $3,600, which has been fully amortized.  The May 2006 Promissory Note is in default for failure to pay the principal when due at maturity.  Since September 1, 2006, the May 2006 Promissory Note has borne interest at the rate of 18% per annum.  Accrued interest for this Promissory Note is $14,991 and $10,500 as of December 31, 2009 and 2008 respectively.

(e) Another stockholder, on April 27, 2006, made cash advances to the Company of $47,750 (the “April 2006 Promissory Note”), which is $2,250 less than its face value of $50,000 resulting in a discount.  The April 2006 Promissory Note did not accrue interest.  The borrowing was due and payable on July 31, 2006.  In consideration of making the April 2006 Promissory Note, the lender received 133,333 warrants exercisable at $0.15 per share.  Following a Black Scholes valuation model, the value of a warrant was $0.046, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $5,700, which has been fully amortized.  The face value of the April 2006 Promissory Note ($50,000) was refinanced with the same stockholder with a new maturity date of December 1, 2006 and a stated interest rate of twelve percent (12%) (the “July 2006 Promissory Note”).  In consideration of making the July 2006 Promissory Note, the lender received 266,667 warrants exercisable at $0.15 per share.  Following a Black Scholes valuation model, the value of a warrant was $0.047, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $12,534, of which $5,837 has been fully amortized.  The stockholder agreed to extend the terms of the July 2006 Promissory Note as of December 1, 2006, with a maturity date of April 1, 2007 (the “December 2006 Promissory Note”).  The stockholder received an additional 266,667 warrants exercisable at $0.05 per share.  Following the same Black Scholes valuation model as previously, the value of a warrant was $0.0155, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $4,133, of which approximately $1,001 was amortized through December 31, 2006.  The December 2006 Promissory Note is now in default for failure to pay the principal when due at maturity.  Since April 1, 2007, the December 2006 Promissory Note has borne interest at the rate of 18% per annum.  Accrued interest for this Promissory Note is $24,750 and $18,750 as of December 31, 2009 and 2008 respectively.

The following summarizes the stockholders notes as of December 31, 2009 and 2008:

Stockholder Notes in Default:

(a) Note due July 1, 2006	$250,000
(b) Note due August 15, 2006	100,000
(c) Note due August 15, 2006	24,000
(d) Note due September 1, 2006	25,000
(e) Note due April 1, 2007	50,000

Total Stockholder Notes outstanding	$449,000

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

On October 3, 2007, the Company notified the SEC that it was voluntarily withdrawing the previously filed SB-2.  Consequently, the conditional settlement negotiated with each of the stockholder lenders could not be completed.  The $449,000 in stockholder loans remains in default, and continues to accrue interest at the Default Rate of 18% per annum.  The Company is negotiating with each of the lenders a new and different settlement to repay the amounts due them.

Bridge Loan Financing

During the period March 15, 2007 through November 21, 2007 the Company entered into eight promissory notes (collectively the “2007 Promissory Notes”) with a combined face value $1,975,000.  Each of the 2007 Promissory Notes were due one year from the date of its issuance and accrue interest at the annual rate of 12%.  The Company pledged all of its tangible and intangible assets as security for each of the 2007 Promissory Notes.  However, this security interest in the Company’s assets was subordinate to the security interest granted to the Convertible Notes described in this Note 5.  In consideration of making the 2007 Promissory Notes, the lenders received a total of 6.3 million shares of the Company’s common stock valued at $0.05 per share, which resulted in an additional debt discount and corresponding additional paid in capital of $315,000 which was amortized over the life of the loan.  The following is the dollar amount of bridge loans outstanding as of:

	December 31, 2009	December 31, 2008
Face Value of Bridge Loans Outstanding	$550,000	$575,000
Less: Debt discount due to share issuance	-	-
Net Bridge Loans Outstanding	$550,000	$575,000

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

On July 16, 2009, a lender representing a $25,000 November 2007 Bridge Loan converted their debt to equity.  The Company issued 2,000,000 shares of the Company’s unregistered common stock from Treasury in satisfaction of the debt including $4,792 of accrued interest.

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

The Company borrowed $50,000 from an unaffiliated lender on May 14, 2009 (the May 2009 Bridge Loan).  This 12% unsecured loan is due May 14, 2010.  In consideration of making the loan, the lender received 500,000 shares of common stock valued at $0.02 per share, which resulted in a debt discount of $10,000, which will be amortized over the life of the loan.

Reconciliation of Outstanding Notes Payable
Stockholder Notes		$449,000

2007 Bridge Loans		550,000
June 2008 Promissory Note		50,000
July-Oct 2008 Promissory Notes		88,100
CMS Note		9,000
February 2009 Bridge Loan	$100,000
Less Remaining Debt Discount	$(3,390)	96,610
May 2009 Bridge Loan	$50,000
Less Remaining Debt Discount	$(3,712)	46,288
		839,998
Total Notes Payable		$1,288,998

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

During the last quarter of 2007 and the first nine months of 2008, lenders representing $1,500,000 converted their debt to equity.  The Company issued 30,000,000 common shares from Treasury in satisfaction of the debt.  In addition, 1,352,876 common shares valued at $0.1125 were issued for payment of accrued interest totaling $131,459.  Accrued interest unpaid as of December 31, 2009 and 2008 totaled $55,921 and $81,865, respectively.

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

NOTE 6.  PREFERRED STOCK

On February 12, 2008, the Company entered into a placement agreement (“Placement Agreement”) with CMS to sell up to $3 million of the Company’s Series B Convertible Redeemable Preferred Stock (“Series B Preferred”).  Pursuant to the Placement Agreement, CMS could sell, on a best efforts basis, a maximum of 165,000 shares of Series B Preferred Stock, including a 10% broker’s over allowance, par value $.001 per share.  The Series B Preferred have a liquidation preference of $20.00 per share and if all of the shares in the offering are sold, holders of all of the shares of the Series B Preferred (including those issued to CMS) would receive, upon conversion, common stock equal to 25% of the number of shares of the Company’s common stock that would be outstanding as of the date of conversion if all of our outstanding convertible securities were converted and all of the Company’s outstanding warrants were exercised.  However, only $2.2 million of the offering was sold.  Additionally, due to the thinly traded nature of the Company’s common stock, management believes that any rapid sale of the shares of common stock received as a result of the conversion would significantly affect the market price; therefore, this conversion option does not possess net settlement characteristics.  The Series B Preferred is only convertible into 18.33% of the Company’s fully diluted outstanding shares, or 73.3% of the Offering.  The variable nature of the conversion related solely to antidilutive activities, if any, initiated by the Company.

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

As of December 31, 2009, CMS has sold 110,000 shares of the Series B Preferred ($2,199,947).

In connection with the sale of the Series B Preferred, CMS received (i) a placement fee equal to 10% of the aggregate proceeds ($220,000 at September 30, 2008); (ii) a non-accountable expense allowance equal to 3% of the aggregate proceeds ($66,000 at September 30, 2008), and (iii) 73,333 shares of the Series B Preferred.

NOTE 7.

COMMON STOCK:

During the year ended December 31, 2009 the Company issued 33,000,000 of common stock in connection with private placement offerings.  During 2008, the Company issued no shares of common stock in connection with private placement offerings.

NOTE 8.

STOCK BASED COMPENSATION:

The Company currently utilizes the Black-Scholes option pricing model to measure the fair value of stock options granted to employees.  While FASB ASC 718-10 permits entities to continue to use such a model, it also permits the use of a “lattice” model.  The Company expects to continue using the Black-Scholes option pricing model in connection with its adoption of FASB ASC 718-10 to measure the fair value of stock options.

A summary of the option awards under the Company’s Stock Option Plan as of December 31, 2009 and changes during the two-year period ended December 31, 2009 is presented below:

Stock Option Summary
		Weighted
		Average
		Stock
Stock Options	Shares	Price
Outstanding, January 1, 2007	2,820,000	$0.14
Granted, 2007	18,500,000	$0.05
Granted, 2008	3,680,000	$0.02
Granted, 2009	2,000,000	$0.01
Exercised	-	-
Forfeited	(2,430,000)
Outstanding at December 31, 2009	24,570,000	$0.05

Options vested at December 31, 2009	10,324,000	$0.06

At December 31, 2009, the average remaining term for outstanding stock options is 8.1 years.

A summary of the status of non-vested shares under the Company’s Stock Option Plan, as of December 31, 2009 and changes during the two-year period ended December 31, 2009 is presented below:

Non-Vested Option Summary
		Weighted
		Average
		Stock
Stock Options	Shares	Price
Non-vested, December 31, 2007	10,096,000	$0.05
Non-vested, December 31, 2008	2,250,000	$0.03
Granted during 2009	1,900,000	$0.01
	-	-

Total Non-vested, December 31, 2009	14,246,000	$0.04

As of December 31, 2009 and 2008, there was a total of $492,433 and $686,666 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Stock Option Plan, respectively.  That cost is expected to be recognized over a weighted-average period of 8 years.  This disclosure is provided in the aggregate for all awards that vest based on service conditions.

NOTE 9.

INCOME TAXES

As of December 31, 2009 and 2008, the Company had deferred tax assets of approximately $4,000,000 and $3,600,000, respectively, with equal corresponding valuation allowances in accordance with the provisions of FASB ASC 740-10

Realization of the deferred tax assets is largely dependent upon future profitable operations, if any, and the reversals of existing taxable temporary differences.  As a result of previous pre-tax losses from continuing operations and future taxable income expected to arise primarily from the reversal of and creation of temporary differences for the foreseeable future, management determined that in accordance with FASB ASC 740-10, it is not appropriate to recognize these deferred tax assets.  Although there can be no assurance that such events will occur, the valuation allowance may be reversed in future periods to the extent that the related deferred income tax assets no longer require a valuation allowance under the provisions of FASB ASC 740-10.

There were no income tax payments in 2009 and 2008, respectively.

At December 31, 2009, the Company has loss carry-forwards available to reduce future taxable income and tax thereon.  The carry-forwards will expire as outlined in the following table:

Federal Expiration			State Expiration
	Federal	State
2024	$67,516	$-	2009
2025	1,026,016	1,026,016	2010
2026	2,145,548	2,143,198	2011
2027	3,420,263	3,417,596	2012
2028	2,079,543	2,079,543	2013
2029	907,022	907,022	2014
TOTALS	$9,645,908	$9,573,375

NOTE 10.

RELIANCE ON OFFICERS:

The Company presently has only 1 full time employee; the president of account sales. This individual is presently the only person who has the experience to develop and sell the Company’s products.  If this person were no longer able or willing to function in that capacity, the Company would be negatively affected.  The Company also retains a full time consultant to assist with the operations of the Company.

NOTE 12.

CONCENTRATION OF CREDIT RISK:

The Company has one major customer that accounted for approximately 73% of gross sales, another customer that accounted for 17% of gross sales and a third customer that accounted for 4% of gross sales during 2009.  Additionally, net of slotting allowances, as of December 31, 2009, one customer accounted for 66% of accounts receivables at year end, one customer accounted for 44% of accounts receivable and two customer accounted for approximately 17% of receivables each.

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

NOTE 14.

SUBSEQUENT EVENTS:

On January 15, 2010, the Company issued 4,000,000 shares of the Company’s unregistered common stock as a prepayment toward $20,000 in fees due the Company’s Public Relations Company for the period January 15, 2010 to May 15, 2010.

On February 1 2010, the Company renewed its investment banking agreement with Charles Morgan Securities (“CMS”), an unaffiliated investment banking firm. The renewal was for six months, commencing February 1, 2010 and ending July 31, 2010.  The monthly fee due CMS for the period is $10,000, or a total of $60,000.  The Company issued CMS 6,000,000 shares of the Company’s unregistered common stock as a prepayment of the $60,000 investment banking fees due CMS.

On February 23, 2010, the Company issued 1,500,000 shares of the Company’s unregistered common stock in full satisfaction of $15,000 of consulting fees due to a consultant retained by the Company.

On March 24, 2010 the Company received notice from several stockholders of the Company’s Series B Convertible Redeemable Preferred Stock (“Series B Preferred”) their intent to convert their shares of the Series B Preferred into shares of common stock.  Pursuant to the Series B Preferred’s Certificate of Designation, notice by one stockholder of their intention to convert, automatically triggers the conversion of all of the remaining stockholders.  The Company has calculated that each share of Series B Preferred outstanding shall be converted into 318.167 shares of the Company’s common stock.  Based upon the 183,333 shares of Series B Preferred issued and outstanding, the Company will issue a cumulative total of 58,330,551 shares of its common stock as a result of the conversion of the Series B Preferred.