Form 10-K/A
period 2008-12-31
Enlightened Gourmet, Inc.
filed 2010-05-11
CIK 1342882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Amendment #2

Form 10-K

 X . ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes       No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes       No   X .

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

DOCUMENTS INCORPORATED BY REFERENCE – None

EXPLANATORY NOTE: The annual report on Form 10-K of The Enlightened Gourmet, Inc. for the period ending December 31, 2008 (“Form 10-K”), filed on April 15, 2009, as amended on April 6, 2010 is being amended a second time to correct certain typographical errors in Exhibit 23.1, Exhibit 31.1 and Exhibit 31.2.  Other than the corrections to these three Exhibits, no other changes have been made to the Form 10-K filed on April 6, 2010, as amended and therefore  this Amendment does not purport to provide an update for, or a discussion of, any developments subsequent to the filing of the original Form 10-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized .

THE ENLIGHTENED GOURMET, INC.

Date: May 11, 2010	By: / S/ ALEXANDER L. BOZZI, III
Alexander L. Bozzi, III
Chairman of the Board, President, Chief Operating Officer, Treasurer, & Secretary (Principal Executive Officer, Principal Financial Officer & Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/S/ ALEXANDER L. BOZZI, III Alexander L. Bozzi, III	Chairman of the Board, President, Chief Operating Officer, Treasurer, Secretary, Principal Executive Officer, Principal Financial Officer, Chief Accounting Officer, and Director	May 11, 2010

/S/ GENO CELELLA Geno Celella	Director	May 11, 2010

4