Form 10-K/A
period 2009-12-31
Enlightened Gourmet, Inc.
filed 2010-05-11
CIK 1342882

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

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes      . .No  X .

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

DOCUMENTS INCORPORATED BY REFERENCE – None

EXPLANATORY NOTE: The annual report on Form 10-K of The Enlightened Gourmet, Inc. for the period ending December 31, 2009 (“Form 10-K”), filed on April 14, 2010, is being amended to correct certain typographical errors in Exhibit 23.1, Exhibit 31.1 and Exhibit 31.2.  Other than the corrections to these three Exhibits, no other changes have been made to the Form 10-K filed on April 14, 2010, and therefore  this Amendment does not purport to provide an update for, or a discussion of, any developments subsequent to the filing of the original Form 10-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

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