Form 10-Q
period 2010-03-31
Enlightened Gourmet, Inc.
filed 2010-05-21
CIK 1342882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2010

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

Issuer’s Telephone Number: 203-823-8865

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	.	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 14, 2010 247,593,950 shares of the issuer's Common Stock were issued and 242,949,239 were outstanding.

THE ENLIGHTENED GOURMET, INC.

ITEM 1. FINANCIAL STATEMENTS

THE ENLIGHTENED GOURMET, INC.

BALANCE SHEETS

As of March 31, 2010 and December 31, 2009

	(Unaudited)
	March 31,	December 31,
ASSETS	2010	2009
CURRENT ASSETS:
Cash and cash equivalents	$40	$19,523
Accounts receivable	8,954	18,567
Less slotting fees	3,500	4,000
Accounts receivable, net	5,454	14,567
Inventory
Finished goods	51,414	71,032
Raw materials	147,441	147,441
Total inventory	198,855	218,473
TOTAL CURRENT ASSETS	204,349	252,563

DEFERRED FINANCING COSTS	485	2,954

INTANGIBLE ASSETS	250,000	250,000

TOTAL ASSETS	$454,834	$505,517

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Bank overdraft	$4,969	$-
Accounts payable	369,679	368,869
Accrued expenses	712,039	669,834
Notes payable
Stockholders	449,000	449,000
Other	845,888	839,998
	1,294,888	1,288,998
TOTAL CURRENT LIABILITIES	2,381,575	2,327,701

STOCKHOLDERS’ DEFICIT:
Preferred stock, series B, $0.001 par value; 250,000 shares authorized
183,333 shares issued and outstanding (liquidation preference in
the aggregate of $3,660,000 and redemption amount of $183)	183	183
Additional paid in capital on preferred stock	1,938,174	1,938,174
Common stock, par value $0.001, 350,000,000 shares authorized,
253,593,950 shares issued and outstanding	253,594	242,094
Additional Paid in Capital	7,810,340	7,657,375
Accumulated Deficit	(11,856,887)	(11,642,365)
	(1,854,596)	(1,804,539)
Less: Treasury stock 4,644,711 shares	(4,645)	(7,645)
Unearned compensation	(67,500)	(10,000)
TOTAL STOCKHOLDERS’ DEFICIT	(1,926,741)	(1,822,184)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$454,834	$505,517

The accompanying notes are an integral part of these financial statements.

THE ENLIGHTENED GOURMET, INC.

STATEMENTS OF OPERATIONS

For the Three Months ended March 31, 2010 and 2009

	March 31, 2010	March 31, 2009

REVENUE:
Sales of products	$27,579	$64,194
Less discounts and slotting fees	(6,198)	(60,000)
NET REVENUE	21,381	4,194

COST OF SALES	19,618	65,933

GROSS MARGIN	1,763	(61,739)

EXPENSES:
Selling, general & administrative	164,221	154,510
Interest	52,064	96,274
	216,285	250,784

LOSS BEFORE TAXES	(214,522)	(312,523)

INCOME TAX EXPENSE	-	-

NET LOSS	$(214,522)	$(312,523)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)

Weighted average number of
shares of common of stock outstanding	252,511,532	186,502,571

The accompanying notes are an integral part of these financial statements.

THE ENLIGHTENED GOURMET, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

					Additional		Deferred			Total
	Common Stock		Preferred Stock		Paid – In	Unearned	Offering	Accumulated	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Expense	Deficit	Stock	Equity

Balance at December 31, 2008	185,068,505	$185,069	183,333	$ 183	$ 8,805,812	$ -	$ (27,722)	$(10,546,017)	$ (10,645)	$ (1,593,320)

Issuance of common stock for cash	33,000,000	33,000	-	-	297,000	-	-	-	-	330,000
Issuance of common stock for consulting services	5,000,000	5,000	-	-	50,000	(15,000)	-	-	-	40,000
Issuance of common stock pursuant to certain notes payable	2,225,000	2,225	-	-	42,275	-	-	-	-	44,500
Issuance of common stock for payment of debt & interest	7,395,069	7,395			76,347	-	-	-	-	83,742
Issuance of common stock for repayment of accounts payable	9,405,376	9,405	-	-	124,492	-	-	-	-	133,897
Issuance of treasury stock for brokerage fees	-	-	-	-	27,000	-	-	-	3,000	30,000
Amortization of deferred financing cost	-	-	-	-	-	-	27,722	-	-	27,722
Amortization of unearned compensation	-	-	-	-	-	5,000	-	-	-	5,000
Compensation expense for stock option plan	-	-	-	-	172,622	-	-	-	-	172,622
Net loss	-	-	-	-	-	-	-	(1,096,348)	-	(1,096,348)

Balance at December 31, 2009	242,093,950	$242,094	183,333	$ 183	$ 9,595,548	$ (10,000)	$ -	$(11,642,365)	$ (7,645)	$ (1,822,185)

The accompanying notes are an integral part of these financial statements.

THE ENLIGHTENED GOURMET, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

					Additional		Deferred			Total
	Common Stock		Preferred Stock		Paid – In	Unearned	Offering	Accumulated	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Expense	Deficit	Stock	Equity

Balance at December 31, 2009	242,093,950	$242,094	183,333	$ 183	$9,595,548	$ (10,000)	$ -	$(11,642,365)	$(7,645)	$ (1,822,185)

Issuance of common stock for consulting services	11,500,000	11,500	-	-	83,500	(80,000)	-	-	-	15,000
Issuance of treasury stock for brokerage fees	-	-	-	-	27,000	-	-	-	3,000	30,000
Amortization of unearned compensation	-	-	-	-	-	22,500	-	-	-	22,500
Compensation expense for stock option plan	-	-	-	-	42,466	-	-	-	-	42,466
Net loss		-	-	-	-	-	-	(214,522)	-	(214,522)

Balance at March 31, 2010	253,593,950	$253,594	183,333	$ 183	$9,748,514	$ (67,500)	$ -	$(11,856,887)	$(4,645)	$ (1,926,741)

The accompanying notes are an integral part of these financial statements.

THE ENLIGHTENED GOURMET, INC.

STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2010 and 2009

	March 31, 2010	March 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(214,522)	$(315,523)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-Cash stock based expense	82,965	56,507
Amortization of deferred financing costs	2,469	29,497
Amortization of debt discount	5,890	23,535
Increase (decrease) in sales allowances taken	(500)	60,000
Issuance of stock pursuant to a note payable	-	40,000
Issuance of treasury stock	27,000	-

Changes in Current Assets and Liabilities:
Accounts Receivable	9,613	(59,427)
Inventory	19,619	(16,360)
Prepaid Expenses	-	-
Accounts Payable	810	38,864
Accrued Expenses	42,204	50,355

NET CASH USED IN OPERATING ACTIVITIES	(24,452)	(89,552)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Notes	-	86,972
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	86,972

NET DECREASE IN CASH	(24,452)	(2,580)
CASH, BEGINNING	19,523	2,629

CASH, ENDING	$(4,929)	$49

Supplemental cash flow information:
Issuance of stock for payment of fees	$90,000	$40,000

The accompanying notes are an integral part of these financial statements.

THE ENLIGHTENED GOURMET, INC.

NOTES TO FINANCIAL STATEMENTS

For the 3 months ended March 31, 2010 and 2009

NOTE 1.

FORMATION AND OPERATIONS OF THE COMPANY, GOING CONCERN AND MANAGEMENT’S PLAN:

Formation and Operations of the Company:

The Enlightened Gourmet, Inc. (the “Company”) was organized in the State of Nevada on June 25, 2004. The Company seeks to establish itself as a leading marketer and manufacturer of fat-free foods. As of March 31, 2010 the Company’s products were authorized in 20 supermarket chains having approximately 600 stores. This total does not include any convenience stores, smaller grocery stores or independent distributors for which we have also received authorizations. The Company’s major activities consist of producing and selling product and expanding its existing sales base; therefore management has determined that it is no longer a development stage entity.

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

Going Concern and Management’s Plan:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company is presently still dependent upon additional capital in the form of either debt or equity to continue its operations and is in the process of continuing to raise such additional capital through private placements of securities. This additional capital is necessary, because the Company’s working capital is presently insufficient to pay for the necessary ingredients and packaging, as well as production costs to manufacture the Company’s present and expected orders. Compounding this problem, the Company presently does not have any sources of credit that it can access on a ready basis. In addition to needing additional capital to maintain it operations, the Company also needs to raise capital to pay for the various shareholder notes that are currently in default. (See Note 4)

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $214,522 for the three months ended March 31, 2010 and a net loss of $1,096,348 during the year ended December 31, 2009. Additionally, as of that date, the Company’s current liabilities exceeded its current assets. Those factors, and those described above, create an uncertainty about the Company’s ability to continue as a going concern. Management is developing a plan to (i) continue to contain overhead costs, (ii) increase sales (iii) significantly increase gross profits by reducing the slotting fees to be paid in 2010 and (iv) raise additional capital from the Company’s current equity offering and (v) expand product line. These steps, if successful, together with the monies raised throughout 2009 (see Note 13) and 2010 provide management with a course of action they believe will allow the Company to deal with the current financial conditions and continue its operations.

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

Intangible Assets and Debt Issuance Costs:

Management assesses intangible assets for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. For other intangible assets, the impairment test consists of a comparison of the fair value of the intangible assets to their respective carrying amount. The Company uses a discount rate equal to its average cost of funds to discount the expected future cash flows. There were no intangible assets deemed impaired as of March 31, 2010 or 2009. The existing intangible assets, consisting of non patented technology have an infinite life and are therefore not amortized. The intangible assets are tested for impairment each year as discussed in Note 3.

Debt issuance costs are amortized over the life of the related debt or amendment. Amortization expense for debt issuance costs for the three months ended March 31, 2010 and 2009 were $5,891 and $23,535, respectively.

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

The Company will recognize accrued interest and penalties, if any, related to uncertain tax positions in income tax expense. As of March 31, 2010 and 2009, the Company did not have any tax-related interest or penalties. The Company files income tax returns in the U.S. Federal and various state jurisdictions. The Company is not currently under examination by The Internal Revenue Service (IRS) or any other state jurisdictions. The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2006.

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

Shipping and Handling Costs:

Shipping and handling costs are included in Selling, General and Administrative expense and are expensed as incurred. For the quarter ending March 31, 2010 and 2009, the shipping and handling costs totaled $624 and $700, respectively.

Advertising and Promotions:

Advertising and promotional costs including print ads, commercials, catalogs, brochures and co-op are expensed as incurred. Advertising and promotional costs for the quarter ending March 31, 2010 and 2009 totaled $5,204 and $1,637 respectively.

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

NOTE 4.

NOTES PAYABLE:

Stockholders

(a) A stockholder, on December 21, 2005, made cash advances to the Company of $245,000 (the “December 2005 Promissory Note”), which is $5,000 less than its face value of $250,000, resulting in a discount. The December 2005 Promissory Note did not accrue interest and is prepayable by the Company without penalty at any time. The borrowing was due and payable on April 1, 2006. In consideration of making the December 2005 Promissory Note, the lender received 666,667 warrants exercisable at $0.15 per share. Following a Black Scholes valuation model, the value of a warrant was $0.0463, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $31,000, which has been fully amortized. This December 2005 Promissory Note was refinanced with the stockholder under identical terms and conditions and the new maturity date was July 1, 2006 (the “April Promissory Note”). In consideration of making the April 2006 Promissory Note the lender received an additional 666,667 warrants exercisable at $0.15 per share. Following a Black Scholes valuation model, the value of a warrant was $0.0437, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $29,133, which has been fully amortized. The April Promissory Note is in default for failure to pay the principal when due at maturity. Since July 1, 2006, the April Promissory Note has borne interest at the rate of 18% per annum. Accrued interest for this Promissory Note is $168,688 and $123,668 as of March 31, 2010 and 2009 respectively.

(b) Another stockholder, on February 28, 2006, made cash advances to the Company of $94,000 (the “February 2006 Promissory Note”), which is $6,000 less than its face value of $100,000, resulting in a discount. The February 2006 Promissory Note did not accrue interest. The borrowing was due and payable on August 15, 2006. In consideration of making the February 2006 Promissory Note, the lender received 266,667 warrants exercisable at $0.15 per share. Following a Black Scholes valuation model, the value of a warrant was $0.0463, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $11,893, which has been fully amortized. The February 2006 Promissory Note is in default for failure to pay the principal when due at maturity. Since August 15, 2006, the February 2006 Promissory Note has borne interest at the rate of 18% per annum. Accrued interest for this Promissory Note is $65,305 and $47,305 as of March 31, 2010 and 2009 respectively.

(c) Another stockholder, on March 10, 2006, made cash advances to the Company of $22,560 (the “March 2006 Promissory Note”), which is $1,440 less than its face value of $24,000, resulting in a discount. The March Promissory Note did not accrue interest. The borrowing was due and payable on August 15, 2006. In consideration of making the March 2006 Promissory Note, the lender received 64,000 warrants exercisable at $0.15 per share. Following a Black Scholes valuation model, the value of a warrant was $0.0436, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $2,854, which has been fully amortized. The March 2006 Promissory Note is in default for failure to pay the principal when due at maturity. Since August 15, 2006, the March 2006 Promissory Note has borne interest at the rate of 18% per annum. Accrued interest for this Promissory Note is $15,673 and $11,353 as of March 31, 2010 and 2009 respectively.

(d) Another stockholder, on May 1, 2006, made cash advances to the Company of $23,875 (the “May 2006 Promissory Note”), which is $1,125 less than its face value of $25,000 resulting in a discount. The May 2006 Promissory Note did not accrue interest. The borrowing was due and payable on September 1, 2006. In consideration of making the May 2006 Promissory Note, the lender received 83,333 warrants exercisable at $0.15 per share. Following a Black Scholes valuation model, the value of a warrant was $0.0467, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $3,600, which has been fully amortized. The May 2006 Promissory Note is in default for failure to pay the principal when due at maturity. Since September 1, 2006, the May 2006 Promissory Note has borne interest at the rate of 18% per annum. Accrued interest for this Promissory Note is $16,117 and $11,616 as of March 31, 2010 and 2009 respectively.

(e) Another stockholder, on April 27, 2006, made cash advances to the Company of $47,750 (the “April 2006 Promissory Note”), which is $2,250 less than its face value of $50,000 resulting in a discount. The April 2006 Promissory Note did not accrue interest. The borrowing was due and payable on July 31, 2006. In consideration of making the April 2006 Promissory Note, the lender received 133,333 warrants exercisable at $0.15 per share. Following a Black Scholes valuation model, the value of a warrant was $0.046, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $5,700, which has been fully amortized. The face value of the April 2006 Promissory Note ($50,000) was refinanced with the same stockholder with a new maturity date of December 1, 2006 and a stated interest rate of twelve percent (12%) (the “July 2006 Promissory Note”). In consideration of making the July 2006 Promissory Note, the lender received 266,667 warrants exercisable at $0.15 per share. Following a Black Scholes valuation model, the value of a warrant was $0.047, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $12,534, of which $5,837 has been fully amortized. The stockholder agreed to extend the terms of the July 2006 Promissory Note as of December 1, 2006, with a maturity date of April 1, 2007 (the “December 2006 Promissory Note”). The stockholder received an additional 266,667 warrants exercisable at $0.05 per share. Following the same Black Scholes valuation model as previously, the value of a warrant was $0.0155, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $4,133, of which approximately $1,001 was amortized through December 31, 2006. The December 2006 Promissory Note is now in default for failure to pay the principal when due at maturity. Since April 1, 2007, the December 2006 Promissory Note has borne interest at the rate of 18% per annum. Accrued interest for this Promissory Note is $27,000 and $18,000 as of March 31, 2010 and 2009 respectively.

The following summarizes the stockholders notes as of March 31, 2010 and 2009:

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

	March 31, 2010	March 31, 2009
Face Value of Bridge Loans Outstanding	$550,000	$575,000
Less: Debt discount due to share issuance	-	-
Net Bridge Loans Outstanding	$550,000	$575,000

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

Stockholder Notes		$449,000

2007 Bridge Loans		550,000
June 2008 Promissory Note		50,000
July-Oct 2008 Promissory Notes		88,100
CMS Note		9,000
February 2009 Bridge Loan		100,000
May 2009 Bridge Loan	$50,000
Less Remaining Debt Discount	(1,212)	48,788

		845,888
Total Notes Payable		$1,294,888

NOTE 5.

CONVERTIBLE DEBENTURES:

During 2007, the Company sold to a group of outside investors (“Note Purchasers”), $1,500,000 of its 12% Convertible Notes (“Convertible Notes”). As of June 30, 2008, all of the Convertible Notes were converted into a cumulative total of 30,000,000 shares of the Company’s common stock. In addition, 1,352,876 common shares valued at $0.1125 were issued for payment of accrued interest totaling $131,459. Accrued interest unpaid as of March 31, 2010 and 2009 totaled $55,921 respectively.

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

As of March 31, 2010, CMS has sold 110,000 shares of the Series B Preferred ($2,199,947).

In connection with the sale of the Series B Preferred, CMS received (i) a placement fee equal to 10% of the aggregate proceeds ($220,000 at September 30, 2008); (ii) a non-accountable expense allowance equal to 3% of the aggregate proceeds ($66,000 at September 30, 2008), and (iii) 73,333 shares of the Series B Preferred.

On March 24, 2010 the Company received notice from several stockholders of the Company’s Series B Convertible Redeemable Preferred Stock (“Series B Preferred”) their intent to convert their shares of the Series B Preferred into shares of common stock. Pursuant to the Series B Preferred’s Certificate of Designation, notice by one stockholder of their intention to convert sets the conversion price for all of the outstanding shares of the Series B Preferred. The Company has calculated that each share of Series B Preferred outstanding shall be converted into 318.167 shares of the Company’s common stock. Based upon the 183,333 shares of Series B Preferred issued and outstanding, the Company will issue a cumulative total of 58,330,551 shares of its common stock as a result of the conversion of the Series B Preferred.

NOTE 7.

COMMON STOCK:

During the three months ended March 31, 2010 and 2009, the Company issued no shares of common stock in connection with private placement offerings.

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

A summary of the option awards under the Company’s Stock Option Plan as of March 31, 2010 and changes during the two-year period ended March 31, 2010 is presented below:

Stock Option Summary
		Weighted
		Average
		Stock
Stock Options	Shares	Price
Outstanding, January 1, 2008	21,320,000	$0.06

Granted, 2008	3,680,000	$0.02
Granted, 2009	2,000,000	$0.01
Exercised	-	-
Forfeited	(2,430,000)	-
Outstanding at March 31, 2010	24,570,000	$0.05

Options vested at March 31, 2010	11,552,500	$0.06

At March 31, 2010, the average remaining term for outstanding stock options is 7.9 years.

A summary of the status of non-vested shares under the Company’s Stock Option Plan, as of March 31, 2010 and changes during the two-year period ended March 31, 2010 is presented below:

Non-Vested Option Summary
		Weighted
		Average
		Stock
Stock Options	Shares	Price
Non-vested, March 31, 2008	9,117,500	$0.05
Non-vested, March 31, 2009	2,100,000	$0.03
Granted during 2009	1,800,000	$0.01

Total Non-vested, March 31, 2010	13,017,500	$0.04

As of March 31, 2010 and 2009, there was a total of $449,969 and $640,159 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Stock Option Plan, respectively. That cost is expected to be recognized over a weighted-average period of 7.9 years. This disclosure is provided in the aggregate for all awards that vest based on service conditions.

NOTE 9.

INCOME TAXES

As of March 31, 2010 and 2009, the Company had deferred tax assets of approximately $3,000,000 and $3,600,000, respectively, with equal corresponding valuation allowances in accordance with the provisions of FASB ASC 740-10

Realization of the deferred tax assets is largely dependent upon future profitable operations, if any, and the reversals of existing taxable temporary differences. As a result of previous pre-tax losses from continuing operations and future taxable income expected to arise primarily from the reversal of and creation of temporary differences for the foreseeable future, management determined that in accordance with FASB ASC 740-10, it is not appropriate to recognize these deferred tax assets. Although there can be no assurance that such events will occur, the valuation allowance may be reversed in future periods to the extent that the related deferred income tax assets no longer require a valuation allowance under the provisions of FASB ASC 740-10.

There were no income tax payments in 2010 and 2009, respectively.

At March 31, 2010, the Company has loss carry-forwards available to reduce future taxable income and tax thereon. The carry-forwards will expire as outlined in the following table:

Federal Expiration			State Expiration
	Federal	State
2024	$ 67,516	$ -	2009
2025	1,026,016	1,026,016	2010
2026	2,145,548	2,143,198	2011
2027	3,420,263	3,417,596	2012
2028	2,079,543	2,079,543	2013
2029	907,022	907,022	2014
TOTALS	$9,645,908	$9,573,375

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

NOTE 12.

CONCENTRATION OF CREDIT RISK:

The Company has one major distributor that accounted for approximately 100% of gross sales at March 31, 2010 and 81.3% as of March 31, 2009. However, this one distributor sells to the approximately 600 stores where the Company’s products are authorized. Additionally, net of slotting allowances, as of March 31, 2010 and 2009, one customer accounted for 100% and 81% of accounts receivables.

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

NOTE 14.

SUBSEQUENT EVENTS:

Management has evaluated subsequent events through May 20, 2010 and has determined that there are none to report.

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

Overview.

Since January 1, 2006, the Company’s major activities have been producing and selling product, as well as attempting to expand our sales base. Prior to January 1, 2006, the Company was a development stage company and recorded no revenues from sales. The Company presently has its products for sale in approximately 600 stores; primarily in the New York Metro Area. Sales for the quarter ended March 31, 2010 were less than the comparable period of 2009, as the Company’s sales, like retail sales in general, continued to be hampered by the economic recession. Additionally, the severe weather in the New York area in January and February hampered deliveries to stores. Consequently, several times during the quarter, at various stores, we were unable to have product on the stores’ shelves. This resulted in lost sales. However, sales to stores in upper level economic areas remained strong, compared to stores in middle, or lower income areas, and the Company is continuing to see early signs that consumer buying patterns may be returning to those experienced prior to 2008. Unlike previous years, the Company did not make many presentations to new stores to obtain product placement, or to obtain new SKUs. Rather, because of the weak economy, the Company focused its attention on its existing stores with various promotions in an attempt to maintain sales. Additionally, many of the stores where the Company’s products were authorized, in attempt to maintain their profitability, requested additional slotting fees to maintain the Company’s shelf space. In many cases the Company believed the cost to maintain the shelf space was not justified given the expected level of sales, and the Company declined to pay the additional slotting fees. This resulted in the Company losing approximately 800 stores compared to the number of stores the Company’s products were authorized in during the 1st quarter of 2009.

In an attempt to diversify the Company’s revenues and use the Company’s proprietary recipe and processes, the Company recently completed the development of a ricotta cheese product that is fat free, cholesterol free, lactose free and with the added benefit of being high in protein. The added protein is necessary to be able to create a product that is eligible for purchase by schools participating in the National School Lunch Program. The Company intends to use this no fat, no lactose, high protein cheese in several stuffed pasta dishes for sale to schools across the United States. According to statistics provided by the Department of Agriculture, the National School Lunch Program serves over 30 million children annually at over 100,000 schools throughout the country. During the 2008 school year (most recent figure available), the Program served over 5 billion lunches. The Company believes that these new products will provide an opportunity in the growing market for healthier foods in schools, as well as health care institutions. The Company expects to begin recording sales of these new products in the 2nd quarter of 2010.

Results of Operations.

During the three months ended March 31, 2010, we recorded gross sales of $27,579 compared to $64,194 for the comparable quarter of 2009. The decline in sales was primarily due to the fewer number of stores that our products were authorized in 2010 compared to 2009, and the severe winter weather in January & February which limited the ability of the Company’s distributor to make store deliveries, which consequently reduced sales. We were offered the opportunity to return to many of the stores we were authorized in 2009, but would have had to pay additional slotting to do so. Given the scarcity of capital, we decided not to do so. However, without garnering new stores, increases in the Company’s sales to levels previously obtained will be difficult to return to.

Another reason for the decrease in sales is the continuing weak economy which adversely affected sales, as consumers looked to conserve money by purchasing less expensive brands. While our products offer long term health benefits compared to regular full fatted ice cream, consumers are typically less likely to make short term sacrifices, by paying more for our products, to garner long term benefits. Consumers typically cut back on higher priced items, regardless of their health benefits, as they usually conserve cash during weak or uncertain economic times. Accordingly, our revenue for the 3 months ending March 31, 2010 was significantly less than it was for the comparable periods in 2009.

The Company typically promotes its products by offering discounted pricing to retailers, coupons and in-store demonstrations to increase customer awareness of its products. The Company believes it offers the only no fat, no lactose, no sugar added ice cream with fewer calories than the competition while maintaining the taste and texture of full fatted premium ice cream. The Company continues to believe that these are attributes that consumers will find attractive and will return to purchasing the Company’s products and as the economy improves. This belief continues to be supported by the positive feedback the Company receives from brokers, store representatives and consumers that its products are well received in the marketplace. Additionally, the Company has completed its internal testing of the reformulation of its recipe to allow its ice cream to be considered “All Natural.” The Company’s initial tests, including taste testing, were very positive. The “natural” segment of food sales, together with the “organic” segment are two of the fastest growing divisions of grocery sales. Based upon definitions of what is considered an all natural product, primarily from information publicly available from Whole Foods, the Company‘s tests have revolved around replacing one of its ingredients with another ingredient. Historically, consumers have been willing to pay more for foods considered to be natural and/or organic and the Company believes this will be beneficial to the Company. The Company plans to present its new product to potential customers at several national and regional trade shows this summer and fall. Since stores typically authorize new products only once a year in either fall or spring, the Company does not expect to receive any authorizations from stores for its new all natural product until at least the 3rd quarter of 2010.

All of our revenue during the first quarter of 2010 was from the sale of ice cream bars to supermarket chains. Our Orange & Vanilla Cream bar became our top selling bar during the quarter representing 34.3% of sales, beating out for the first time our Double Chocolate Fudge bar which represented 26.7% of sales. Our Double Sundae Swirl bar continued to have good sales representing 26.5% of sales and our Peach Melba bar represented 13.8% of sales. The comparable percentages for the first quarter of 2009 were Double Chocolate Fudge 38.4%, Orange & vanilla Cream 24.5% Sundae Swirl 23.3%, Cappuccino Fudge 10% and Peach Melba 6.7%. The lack of sales of the Cappuccino Fudge bar in 2010 is a function of not having any authorized stores during the quarter. We still believe that the Cappuccino Fudge bar is an attractive flavor in the New York and New England markets where coffee flavored beverages are strong sellers.

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

All of our ice cream bars are manufactured at our original co-packing facility in Lakewood, New Jersey. Due to logistical concerns, we no longer manufacture any products at the second co-packer we employed located in Wisconsin. We had no long term agreement to manufacture our products with the Wisconsin co-packer, and presently do not have a long term agreement to manufacture our product with our original co-packer. While having two co-packers helped diminish the potential adverse effects should either co-packer experience any production issues, or shortages, the logistical concerns of having two co-packers and scheduling production time caused us to consolidate back into a single co-packer. However, to the extent that our co-packer is unable to manufacture our products going forward, or produce amounts that are sufficient to meet customer demands, we would not be able to fill all of our orders and, similar to what took place in 2007, we could be adversely impacted. Accordingly, during the 4th quarter of 2009, we increased our finished goods inventory to help insure that we have adequate inventories going into 2010 to meet our expected sales. Additionally, we did so to also diminish the likelihood of any problems should our co-packer be unable to manufacture our product. While the Company has sufficient inventories to fill orders between now and the end of the year for certain flavors, it will need to produce certain other flavors to make certain we have sufficient inventories of all flavors to avoid any product shortages. The Company is managing it’s inventory so that it can introduce its new “all natural” bar later this year, without having an excess inventory of our existing bar. Going forward, we still anticipate the need to enter into a long-term production agreement with this co-packer once we can reasonably determine our sales for the next twelve to eighteen months. Additionally, we believe that until we are more stable financially, this co-packer will not be willing to enter into a long-term agreement since they cannot be reasonably assured we will be able to pay for such production.

The Company incurred a net loss of $214,522 for the 1st quarter of 2010, compared to a net loss $312,523 for the comparable quarter ended 2009, reducing its loss by $98,001; an improvement of 31.4%. However, sales for the 3 months ending March 31, 2010 were less than the 1st quarter of 2009. Consequently the Company’s cost of goods sold was less in the 1st quarter of 2010, compared to the 1st quarter of 2009. Additionally, the Company’s Cost of Goods Sold as a percentage of Sales in the 1st quarter of 2010 (71.1%), while still greater than the Company prefers, was a considerable improvement from the 1st quarter of 2009, when it actually represented 102.7% of sales. Slotting fees and expenses paid by the Company in the quarter were considerably less than those incurred in the comparable quarter of 2009. As previously stated, the Company focused its efforts on increasing sales from existing stores rather than attempting to get sales from new stores. Consequently the Company’s slotting expenses were considerably less this quarter compared to the comparable quarter of 2009. The Company’s selling, general and administrative expenses increased slightly from $154,510 for the 3 months ending March 31, 2009 to $164,221 for the same three month period this year Finally, as a result the Company’s past and continuing efforts to reduce its debt burden, the Company’s interest expense was considerably less for the 3 months ending March 31, 2010 ($52,064) compared to the 3 months ending March 31, 2009 ($96,274). The Company has worked hard to make its operations more efficient and to reduce its debt burden so that it can have more capital available for production related expenses to insure it has product to sell, as well as capital to market and promote its products. This is a continuation of the trend that began earlier this year.

The Company had revenues of $27,579 and paid $6,198, representing 22.5% of sales, in slotting, discounts & other credits in the quarter compared to revenues of $64,194 and slotting discounts & other credits of $60,000 in the comparable quarter of 2009. The decrease in slotting fees represents the Company’s continuing efforts to attempt to increase sales from existing accounts, rather than from obtaining authorizations from new stores, or “paying to stay” in existing stores. The Company believes it is best served by using its available capital to insure that it can make and deliver product to the stores, and increase sales in existing stores by spending more money on marketing and promotion rather than slotting. Historically, slotting charges have typically been one-time payments made to retail outlets to access their shelf space. These fees are common in most segments of the food industry and vary from chain to chain. However, more recently, supermarkets have been asking for annual slotting payments, called “Pay to Stay,” to add additional revenues to the stores. The Company is continuing to examine this recent trend and how the Company can avoid paying additional slotting fees to retain its shelf space. Nevertheless, the Company anticipates that until the rollout of its products to all stores in the country is completed, slotting expenses and discounts will continue to offset a portion of sales revenue. However over time, as more stores authorize the Company’s products, even with “Pay to Stay,” slotting payments should represent a smaller portion of gross revenues. However, slotting fees are not a guarantee that a store will reauthorize our product from one year to the next. For example, if sales of the Company’s products are not acceptable to the stores, the Company’s products may be discontinued, similar to what happened with certain supermarket chains the Company was selling to in 2007 and to a lesser degree in 2008. While the Company intends to focus on increasing its sales revenues by attempting to increase existing store sales via marketing and promotional programs rather than adding new stores, it also needs to obtain authorizations from new stores to return sales to their previous levels. Regardless if the Company receives new store authorizations, or receives a new authorization from a current authorized store for a new product that was not previously authorized, additional slotting expenses will most likely be assessed.

The $214,522 loss for the 1st quarter of 2010 resulted primarily from (i) selling, general and administrative expenses, (ii) slotting fees and discounts, (iii) the Company’s unusually high cost of goods sold incurred during 2010, and (iv) interest expense. Supermarkets deducted 6,198, representing 22.5% of sales, during the quarter to pay for marketing and promotional fees and expenses, including consumer price discounts in existing stores. The Company’s slotting expenses, as a percentage of revenues, declined compared to the comparable quarter last year, as the Company did not increase the number of authorized stores, and elected not to pay additional slotting to stay in some of the stores it had been authorized in 2009. Consequently, slotting expenses were lower, but sales were also lower due the decrease in the number of stores selling the Company’s products. The Company expects this trend to continue through the end of this year, because it committed to spend fewer dollars on slotting this year compared to previous years. The Company expects that the interest in its new all natural ice cream product will be such that slotting expenses will increase next year, as stores authorize this new product. The Company’s cost of goods sold, $19,618, or 71.1% of sales, while still high, was a considerable improvement over the 92.6% it average during 2009, and even more when compared to the 102.7% observed in the 1st quarter of 2009. However, as a result of the Company’s inability, due to lack of working capital, to order raw materials in sufficient volume to obtain bulk purchasing prices, its cost of goods sold is higher than what the Company would like. Until such time as the Company can purchase its ingredients in greater quantities, further improvement will be limited. Beginning in early 2009, the Company changed the way it orders its raw materials to make its basic ice cream mix, as well as how it is blended and mixed, which has led to this improvement. Additionally, the Company is continuing to look for ways to increase its gross margin without sacrificing the quality of its product. The Company has never had sufficient financial resources to purchase its raw materials in greater volume, so it still incurs smaller batch pricing. The Company continues to believe it will be able to lower the cost of its ingredients and packaging if and when it can purchase these items in greater quantity. The Company continues to believe that as its sales increase, and the payments for slotting as a percentage of gross sales are eventually reduced, the Company’s working capital will improve. Additionally, the Company expects that it will be able to purchase its raw materials, including packaging and ingredients, in sufficient volume to obtain discounts from what it has paid for these materials to date. The weak economy has also helped hold down the prices for the raw materials the Company purchases to make its product.

The Company incurred Selling, General & Administrative costs of $164,221 in the current quarter compared to $154,510 last year; an increase $9,711. The Company incurred Sales and Distribution expenses during the 1st quarter of 2010, of $2,109 of which $1,374 was related to sales commissions for product sold. The Company has significantly reduced its cold storage expenses, as the majority of our products are stored in our distributor’s warehouse at very little cost to the Company. All of the Company’s sales during the 1st quarter were sales made by the Company’s direct store distributor which services the New York Metro region. This distributor picks up their orders directly from its warehouse where the Company now stores its products. Previously the Company leased cold storage space from an unaffiliated company. The distributor deducts 2% of the cost of the item to cover the delivery cost. This is less expensive than hiring an independent trucker to deliver these orders. Almost all of the decrease in Sales and Distribution expenses in 2010 compared to 2009 was due to significant decreases in cold storage costs and lower fright costs as a result of this new program.

The Company incurred $12,000 in costs attributable to salaries and benefits during the 1st quarter, compared to $39,857 in the comparable period of 2009. The decrease is related to the reduction in full time head count of one employee which took place during the 1st quarter of 2009. While it does not effect the Company’s earnings, the Company’s President has continued to defer a considerable portion of his salary, which improves the Company’s working capital. The balance of the Company’s SG&A was incurred in general operating expenses including advertising, marketing, travel and entertainment.

The Company incurred interest charges of $52,064 during the quarter compared to $96,274 in the comparable period in 2009; a decrease of $44,210 or about 45.9%. While the interest accruals for both the 1st quarter of 2010 and 2009 were approximately the same ($43,704 and $43,242 respectively), the majority of the $44,210 difference between the respective quarters was due to lower amortization of deferred financing costs and debt discount in 2010, compared to 2009. As of December 31, 2009, almost all of the costs associated with the Company’s borrowings has been amortized. Accordingly, for the 1st quarter of 2010, the Company amortized $2,469 of deferred financing costs, compared to $29,497 in 2009. The Company also amortized $5,890 of debt discount in the quarter, compared to $23,535 in 2009. The majority of the interest expense in the current quarter is related to the $449,000 Stockholders Notes that are currently in default and accruing interest at the default rate of 18%. The balance of the Company’s indebtedness accrues interest at an annual rate of 12%.

Liquidity and Capital Resources.

During the quarter the Company’s total assets decreased by $50,683 from $505,517 at December 31, 2009 to $454,834 at March 31, 2010. The decline was principally the result of the cumulative effect of a decrease in cash ($19,483), a decrease in net accounts receivable ($9,113), as a result of receiving monies due the Company, a decrease in finished goods inventories ($19,618) to reflect product sold, and a decrease in deferred financing costs of $2,469 as the Company continued to amortize the costs of its 2009 borrowings.

The Company’s current assets decreased $48,214 from $252,563 at December 31, 2009 to $204,349 at March 31, 2010. The decrease in current assets was primarily as a result of the aforementioned decrease in cash ($19,483), decrease in net accounts receivable ($9,113), and a decrease in finished goods inventory ($19,618). At March 31, 2010, the Company had negative working capital of approximately $2,177,226, which consisted of current assets of approximately $204,349 and current liabilities of $2,381,575. The Company’s negative working capital was up $102,088 from $1,822,184 at year end. The majority of this increase came from a decrease in current assets, $48,214, and an increase in accrued expenses ($42,205), primarily accrued interest. The balance was attributable to a cash overdraft of $4,969, an increase in other notes payable ($5,890) as a result of the amortization of debt discount and an increase in accounts payable of $810. All of the Company’s borrowings come due within the next 12 months, or are in default and are past due. Consequently this has a negative impact on the Company’s working capital. The Company is continuing to work with each of its lenders and several of its creditors to work out an alternative repayment plan and to extend the maturity of the various loans. The Company’s working capital is also hampered by $369,679 of accounts payable which, while down from historical highs, is still quite high given the Company’s current sales. Additionally, the Company’s accrued expenses of $712,039 are up $42,205 from $669,834 at December 31, 2009. The majority of the increase in accrued expenses is a result of the accrued interest on the Company’s indebtedness. Our current assets consisted of $40 cash, $5,454 in trade accounts receivables net of slotting fees, discounts and allowances, $198,855 in inventory including both finished goods, $51,414, and raw materials, $147,441, and deferred financing costs of $485. Our current liabilities included accounts payable of $369,679 up $810 from $368,869 at December 31, 2009, accrued expenses of $712,039 up $42,205 from $669,834 at December 31, 2009 and various promissory notes payable within one year of $1,294,888. Of this amount, $449,000 has been and continues to be in default. The note holders of the defaulted notes have demanded repayment. The Company is in continuing discussions with each of the lenders to enter into a settlement for the amounts due. Additionally, $350,000 of the $550,000 2007 bridge loans are also in default. The Company has made an offer to each of these lenders to pay the accrued interest and outstanding principal in shares of common stock and to extend the maturity of each of the loans to December 31, 2010.

Other than the typical 30-day grace period for paying vendors, the Company presently has no bank credit lines that it may rely on to fund working capital. However, many of the Company’s vendors continue to lengthen payment terms and generally accommodate the Company’s needs, based upon the fact that Company has previously paid their invoices; albeit not in a timely manner. In many cases vendors work with the Company, because they view it in their best interest to work with the Company during this period of limited working capital. However, not all vendors have been willing to extend such credit terms, and many vendors continue to require sizeable up-front deposits, or full payment in advance.

While the Company has been able to raise equity capital in the past, it is still dependent upon additional capital in the near term in the form of either debt or equity to continue its operations, continue to build the companies inventories of finished foods and complete the rollout of it new stuffed pasta dishes and its “all natural” ice cream bars. This is necessary because the Company’s working capital is presently insufficient to pay for the necessary ingredients and packaging, as well as production costs, to continue to increase its inventories of finished goods, and to pay down its accounts payable and existing indebtedness. The Company is still dependent upon additional capital, particularly equity capital, to pay down its indebtedness to a more manageable amount and to insure its long term financial stability. Compounding the Company’s liquidity problem, the Company presently does not have any sources of credit that it can access on a ready basis. The Company requires additional capital in order to (i) purchase additional raw materials, including ingredients and packaging, as well as pay the cost of manufacturing its products all in a timely basis; (ii) pay advertising costs and other marketing expenses to promote the sale of its products; (iii); complete the rollout of its new stuffed pasta dishes and its “all natural” ice cream, (iv) repay its existing indebtedness including its accounts payable and (v) increase its corporate infrastructure. The Company believes that it needs about $1,000,000 of additional capital, of which $500,000 would go toward manufacturing and marketing its existing products, as well as complete the rollout of its new products, which it plans to introduce this year. The balance of this amount, if received, would go towards reducing the Company’s remaining indebtedness. However, we do not have any current agreements to receive additional capital and there can be no assurance that the Company will be able to obtain additional financing in amounts or on terms acceptable to us, or at all. To the extent that the Company is unable to receive such funding on a timely basis, the Company’s ability to continue to pay its existing obligations, as well as enter new markets or exploit existing markets may be delayed or potentially lost, and management’s revenue projections will not be met. Additionally, it’s possible that the Company’s reputation may be damaged if it is not able to deliver its products to the supermarkets from which it has received orders.

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

As of March 31, 2010, the Company’s management carried out an evaluation, with the participation of the Company's Chief Executive Officer (principal executive officer) and Chief Accounting Officer (principal financial officer), of the effectiveness of the Company's disclosure controls and procedures and the Company’s internal control over financial reporting. Management concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report were effective at the reasonable assurance level in timely alerting it to material information required to be included in the Company's periodic Securities and Exchange Commission filings and were also effective at the reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

On March 24, 2010 the Company received notice from several stockholders of the Company’s Series B Convertible Redeemable Preferred Stock (“Series B Preferred”) their intent to convert their shares of the Series B Preferred into shares of common stock. Pursuant to the Series B Preferred’s Certificate of Designation, notice by one stockholder of their intention to convert sets the conversion price for all of the outstanding shares of the Series B Preferred. The Company has calculated that each share of Series B Preferred outstanding shall be converted into 318.167 shares of the Company’s common stock. Based upon the 183,333 shares of Series B Preferred issued and outstanding, the Company will issue a cumulative total of 58,330,551 shares of its common stock as a result of the conversion of the Series B Preferred.

ITEM 6. EXHIBITS.

Exhibits filed with this report:

No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on this 21st day of May 2010.

THE ENLIGHTENED GOURMET, INC.

By: /s/ ALEXANDER L. BOZZI, III

Alexander L. Bozzi, III, President

(Principal Executive Officer and

Principal Financial Officer and Chief Accounting Officer)