Form 10-Q
period 2010-06-30
Enlightened Gourmet, Inc.
filed 2010-08-20
CIK 1342882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2010

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 18, 2010 257,993,950 shares of the issuer's Common Stock were issued and 253,349,239 were outstanding.

THE ENLIGHTENED GOURMET, INC.

ITEM 1. FINANCIAL STATEMENTS

THE ENLIGHTENED GOURMET, INC.

BALANCE SHEETS

As of June 30, 2010 and December 31, 2009

ASSETS

	(Unaudited)
	June 30,	December 31,
	2010	2009
CURRENT ASSETS:
Cash and cash equivalents	$40	$19,523
Accounts receivable	5,610	18,567
Less slotting fees	2,500	4,000
Accounts receivable, net	3,110	14,567
Inventory
Finished goods	71,032	71,032
Raw materials	138,506	147,441
Total inventory	209,538	218,473
TOTAL CURRENT ASSETS	212,688	252,563

DEFERRED FINANCING COSTS	-	2,954

INTANGIBLE ASSETS	250,000	250,000

TOTAL ASSETS	$462,688	$505,517

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Bank overdraft	$658	$-
Accounts payable	428,910	368,869
Accrued expenses	777,780	669,834
Notes payable
Stockholders	449,000	449,000
Other	847,100	839,998
Total notes payable	1,296,100	1,288,998
TOTAL CURRENT LIABILITIES	2,503,448	2,327,701

STOCKHOLDERS’ DEFICIT:
Preferred stock, series B, $0.001 par value; 250,000 shares authorized
183,333 shares issued and outstanding (liquidation preference in
the aggregate of $3,660,000 and redemption amount of $183)	183	183
Additional paid in capital on preferred stock	1,938,174	1,938,174
Common stock, par value $0.001, 350,000,000 shares authorized,
255,493,950 shares issued and outstanding	255,494	242,094
Additional Paid in Capital	7,869,904	7,657,375
Accumulated Deficit	(12,069,870)	(11,642,365)
	(2,006,115)	(1,804,539)
Less: Treasury stock 4,644,711 shares	(4,645)	(7,645)
Unearned compensation	(30,000)	(10,000)
TOTAL STOCKHOLDERS’ DEFICIT	(2,040,760)	(1,822,184)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$462,688	$505,517

The accompanying notes are an integral part of these financial statements.

THE ENLIGHTENED GOURMET, INC.

STATEMENTS OF OPERATIONS

For the Six Months ended June 30, 2010 and 2009

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
REVENUE:
Sales of Products	$14,556	$56,178	$38,135	$120,372
Discounts and Slotting Fees	2,540	(29,431)	342	(89,431)
NET REVENUE	17,096	26,747	38,477	30,941
COST OF SALES	10,553	49,365	30,171	115,297

GROSS MARGIN	6,543	(22,618)	8,306	(84,356)

EXPENSES:
Selling, General & Administrative	170,837	165,287	335,058	319,797
Interest	48,689	80,905	100,753	177,179
	219,526	246,192	435,811	496,976

(LOSS) BEFORE TAXES	(212,983)	(268,810)	(427,505)	(581,332)

INCOME TAX EXPENSE	-	-	-	-

NET INCOME (LOSS)	$(212,983)	$(268,810)	$(427,505)	$(581,332)

BASIC/DILUTED LOSS
PER SHARE	$(0.01)	(0.01)	$(0.01)	$(0.01)

Weighted Average Number of
Common Shares of Stock Outstanding	253,374,170	189,433,251	253,442,851	187,967,911

The accompanying notes are an integral part of these financial statements.

THE ENLIGHTENED GOURMET, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

					Additional		Deferred			Total
	Common Stock		Preferred Stock		Paid – In	Unearned	Offering	Accumulated	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Expense	Deficit	Stock	Equity

Balance at December 31, 2008	185,068,505	$185,069	183,333	$ 183	$8,805,812	$ -	$(27,722)	$(10,546,017)	$(10,645)	$ (1,593,320)

Issuance of common stock for cash	33,000,000	33,000	-	-	297,000	-	-	-	-	330,000

Issuance of common stock for consulting services	5,000,000	5,000	-	-	50,000	(15,000)	-	-	-	40,000

Issuance of common stock pursuant to certain notes payable	2,225,000	2,225	-	-	42,275	-	-	-	-	44,500

Issuance of common stock for payment of debt & interest	7,395,069	7,395	-	-	76,347	-	-	-	-	83,742

Issuance of common stock for repayment of accounts payable	9,405,376	9,405	-	-	124,492	-	-	-	-	133,897

Issuance of treasury stock for brokerage fees	-	-	-	-	27,000	-	-	-	3,000	30,000

Amortization of deferred financing cost	-	-	-	-	-	-	27,722	-	-	27,722

Amortization of unearned compensation	-	-	-	-	-	5,000	-	-	-	5,000

Compensation expense for stock option plan	-	-	-	-	172,622	-	-	-	-	172,622

Net loss	-	-	-	-	-	-	-	(1,096,348)	-	(1,096,348)

Balance at December 31, 2009	242,093,950	$242,094	183,333	$ 183	$9,595,548	$ (10,000)	$ -	$(11,642,365)	$(7,645)	$(1,822,185)

The accompanying notes are an integral part of these financial statements.

THE ENLIGHTENED GOURMET, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

					Additional		Deferred			Total
	Common Stock		Preferred Stock		Paid – In	Unearned	Offering	Accumulated	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Expense	Deficit	Stock	Equity

Balance at December 31, 2009	242,093,950	$242,094	183,333	$ 183	$9,595,548	$ (10,000)	$ -	$(11,642,365)	$(7,645)	$ 1,822,185)

Issuance of common stock for cash	1,900,000	1,900	-	-	17,100	-	-	-	-	19,000

Issuance of common stock for consulting services	11,500,000	11,500	-	-	83,500	(80,000)	-	-	-	15,000

Issuance of treasury stock for brokerage fees	-	-	-	-	27,000	-	-	-	3,000	30,000

Amortization of unearned compensation	-	-	-	-	-	60,000	-	-	-	60,000

Compensation expense for stock option plan	-	-	-	-	84,930	-	-	-	-	84,930

Net loss	-	-	-	-	-	-	-	(427,505)	-	(427,505)

Balance at June 30, 2010	255,493,950	$255,494	183,333	$ 183	$9,808,078	$ (30,000)	$ -	$(12,069,870)	$(4,645)	$ (2,040,760)

The accompanying notes are an integral part of these financial statements.

THE ENLIGHTENED GOURMET, INC.

STATEMENTS OF CASH FLOWS

For the Six Months ended June 30, 2010 and 2009

	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009
CASH FLOWS FROM
OPERATING ACTIVITIES:
Net Loss	$(427,505)	$(581,332)
Adjustments to reconcile net loss to net cash
used in operating activities:
Non-Cash stock based expenses & debt service	162,930	244,864
Amortization of deferred financing costs	2,954	33,268
Amortization of debt discount	7,102	53,995
Change in sales allowances taken	(1,500)	85,000
Issuance of treasury stock	27,000	-
Changes in Current Assets and Liabilities:
Accounts Receivable	12,957	(106,434)
Inventory	8,934	(17,037)
Prepaid Expenses	-	(2,130)
Accounts Payable	60,041	26,259
Accrued Expenses	107,946	85,365
NET CASH USED IN
OPERATING ACTIVITIES	(39,141)	(178,182)

CASH FLOWS FROM
FINANCING ACTIVITIES:
Proceeds from notes & loans	-	213,600
Debt financing costs	-	(47,500)
Proceeds from sale of common stock	19,000	30,000
Payment on notes & loans	-	(15,000)
NET CASH PROVIDED BY
FINANCING ACTIVITIES	19,000	181,100

NET INCREASE (DECREASE) IN CASH	(20,141)	2,918
CASH, BEGINNING	19,523	2,629
CASH, ENDING	$(618)	$5,547

Non-cash financing activities:
Issuance of stock for payment of debts	$-	$102,031
Issuance of stock for payment of fees	$105,000	$10,000
Interest paid	$-	$43,134

The accompanying notes are an integral part of these financial statements.

THE ENLIGHTENED GOURMET, INC.

NOTES TO FINANCIAL STATEMENTS

For the 6 months ended June 30, 2010 and 2009

NOTE 1.

FORMATION AND OPERATIONS OF THE COMPANY, GOING CONCERN AND MANAGEMENT’S PLAN:

Formation and Operations of the Company:

The Enlightened Gourmet, Inc. (the “Company”) was organized in the State of Nevada on June 25, 2004. The Company seeks to establish itself as a leading marketer and manufacturer of fat-free foods. As of June 30, 2010 the Company’s products were authorized in 20 supermarket chains having approximately 600 stores. This total does not include any convenience stores, smaller grocery stores or independent distributors for which we have also received authorizations. The Company’s major activities consist of producing and selling product and expanding its existing sales base; therefore management has determined that it is no longer a development stage entity.

During 2009, the Company expended funds on the development of a fat free, lactose free, high protein cheese based upon the concept and processes used to make its ice cream product. The Company believes it has developed a commercially viable product that can be used in stuffed pasta dishes sold primarily to schools and health care facilities. After some delay, the Company now expects to begin actively marketing this line extension in the 3rd quarter of 2010.

Going Concern and Management’s Plan:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company is presently still dependent upon additional capital in the form of either debt or equity to continue its operations and is in the process of continuing to raise such additional capital through private placements of securities. This additional capital is necessary, because the Company’s working capital is presently insufficient to pay for the necessary ingredients and packaging, as well as production costs to manufacture the Company’s present and expected orders. Compounding this problem, the Company presently does not have any sources of credit that it can access on a ready basis. In addition to needing additional capital to maintain it operations, the Company also needs to raise capital to pay for the various shareholder notes that are currently in default. (See Note 4)

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $427,505 for the six months ended June 30, 2010 and a net loss of $1,096,348 during the year ended December 31, 2009. Additionally, as of that date, the Company’s current liabilities exceeded its current assets. Those factors, and those described above, create an uncertainty about the Company’s ability to continue as a going concern. Management is developing a plan to (i) continue to contain overhead costs, (ii) increase sales (iii) significantly increase gross profits by reducing the slotting fees to be paid in 2010 and (iv) raise additional capital from the Company’s current equity offering and (v) expand product line. These steps, if successful, together with the monies raised throughout 2009 (see Note 13) and 2010 provide management with a course of action they believe will allow the Company to deal with the current financial conditions and continue its operations.

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

Intangible Assets and Debt Issuance Costs:

Management assesses intangible assets for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. For other intangible assets, the impairment test consists of a comparison of the fair value of the intangible assets to their respective carrying amount. The Company uses a discount rate equal to its average cost of funds to discount the expected future cash flows. There were no intangible assets deemed impaired as of June 30, 2010 or 2009. The existing intangible assets, consisting of non patented technology have an infinite life and are therefore not amortized. The intangible assets are tested for impairment each year as discussed in Note 3.

Debt issuance costs are amortized over the life of the related debt or amendment. Amortization expense for debt issuance costs for the six months ended June 30, 2010 and 2009 were $7,102 and $53,995, respectively.

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

The Company will recognize accrued interest and penalties, if any, related to uncertain tax positions in income tax expense. As of June 30, 2010 and 2009, the Company did not have any tax-related interest or penalties. The Company files income tax returns in the U.S. Federal and various state jurisdictions. The Company is not currently under examination by The Internal Revenue Service (IRS) or any other state jurisdictions. The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2006.

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

Shipping and Handling Costs:

Shipping and handling costs are included in Selling, General and Administrative expense and are expensed as incurred. For the six months ending June 30, 2010 and 2009, the shipping and handling costs totaled $6,963 and $19,892, respectively.

Advertising and Promotions:

Advertising and promotional costs including print ads, commercials, catalogs, brochures and co-op are expensed as incurred. Advertising and promotional costs for the six months ending June 30, 2010 and 2009 totaled $8,538 and $4,161 respectively.

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

NOTE 4.

NOTES PAYABLE:

Stockholders

(a) A stockholder, on December 21, 2005, made cash advances to the Company of $245,000 (the “December 2005 Promissory Note”), which is $5,000 less than its face value of $250,000, resulting in a discount. The December 2005 Promissory Note did not accrue interest and is prepayable by the Company without penalty at any time. The borrowing was due and payable on April 1, 2006. In consideration of making the December 2005 Promissory Note, the lender received 666,667 warrants exercisable at $0.15 per share. Following a Black Scholes valuation model, the value of a warrant was $0.0463, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $31,000, which has been fully amortized. This December 2005 Promissory Note was refinanced with the stockholder under identical terms and conditions and the new maturity date was July 1, 2006 (the “April Promissory Note”). In consideration of making the April 2006 Promissory Note the lender received an additional 666,667 warrants exercisable at $0.15 per share. Following a Black Scholes valuation model, the value of a warrant was $0.0437, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $29,133, which has been fully amortized. The April Promissory Note is in default for failure to pay the principal when due at maturity. Since July 1, 2006, the April Promissory Note has borne interest at the rate of 18% per annum. Accrued interest for this Promissory Note is $179,938 and $134,938 as of June 30, 2010 and 2009 respectively.

(b) Another stockholder, on February 28, 2006, made cash advances to the Company of $94,000 (the “February 2006 Promissory Note”), which is $6,000 less than its face value of $100,000, resulting in a discount. The February 2006 Promissory Note did not accrue interest. The borrowing was due and payable on August 15, 2006. In consideration of making the February 2006 Promissory Note, the lender received 266,667 warrants exercisable at $0.15 per share. Following a Black Scholes valuation model, the value of a warrant was $0.0463, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $11,893, which has been fully amortized. The February 2006 Promissory Note is in default for failure to pay the principal when due at maturity. Since August 15, 2006, the February 2006 Promissory Note has borne interest at the rate of 18% per annum. Accrued interest for this Promissory Note is $69,805 and $51,805 as of June 30, 2010 and 2009 respectively.

(c) Another stockholder, on March 10, 2006, made cash advances to the Company of $22,560 (the “March 2006 Promissory Note”), which is $1,440 less than its face value of $24,000, resulting in a discount. The March Promissory Note did not accrue interest. The borrowing was due and payable on August 15, 2006. In consideration of making the March 2006 Promissory Note, the lender received 64,000 warrants exercisable at $0.15 per share. Following a Black Scholes valuation model, the value of a warrant was $0.0436, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $2,854, which has been fully amortized. The March 2006 Promissory Note is in default for failure to pay the principal when due at maturity. Since August 15, 2006, the March 2006 Promissory Note has borne interest at the rate of 18% per annum. Accrued interest for this Promissory Note is $16,753 and $12,433 as of June 30, 2010 and 2009 respectively.

(d) Another stockholder, on May 1, 2006, made cash advances to the Company of $23,875 (the “May 2006 Promissory Note”), which is $1,125 less than its face value of $25,000 resulting in a discount. The May 2006 Promissory Note did not accrue interest. The borrowing was due and payable on September 1, 2006. In consideration of making the May 2006 Promissory Note, the lender received 83,333 warrants exercisable at $0.15 per share. Following a Black Scholes valuation model, the value of a warrant was $0.0467, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $3,600, which has been fully amortized. The May 2006 Promissory Note is in default for failure to pay the principal when due at maturity. Since September 1, 2006, the May 2006 Promissory Note has borne interest at the rate of 18% per annum. Accrued interest for this Promissory Note is $17,242 and $12,742 as of June 30, 2010 and 2009 respectively.

(e) Another stockholder, on April 27, 2006, made cash advances to the Company of $47,750 (the “April 2006 Promissory Note”), which is $2,250 less than its face value of $50,000 resulting in a discount. The April 2006 Promissory Note did not accrue interest. The borrowing was due and payable on July 31, 2006. In consideration of making the April 2006 Promissory Note, the lender received 133,333 warrants exercisable at $0.15 per share. Following a Black Scholes valuation model, the value of a warrant was $0.046, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $5,700, which has been fully amortized. The face value of the April 2006 Promissory Note ($50,000) was refinanced with the same stockholder with a new maturity date of December 1, 2006 and a stated interest rate of twelve percent (12%) (the “July 2006 Promissory Note”). In consideration of making the July 2006 Promissory Note, the lender received 266,667 warrants exercisable at $0.15 per share. Following a Black Scholes valuation model, the value of a warrant was $0.047, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $12,534, of which $5,837 has been fully amortized. The stockholder agreed to extend the terms of the July 2006 Promissory Note as of December 1, 2006, with a maturity date of April 1, 2007 (the “December 2006 Promissory Note”). The stockholder received an additional 266,667 warrants exercisable at $0.05 per share. Following the same Black Scholes valuation model as previously, the value of a warrant was $0.0155, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $4,133, of which approximately $1,001 was amortized through December 31, 2006. The December 2006 Promissory Note is now in default for failure to pay the principal when due at maturity. Since April 1, 2007, the December 2006 Promissory Note has borne interest at the rate of 18% per annum. Accrued interest for this Promissory Note is $29,250 and $20,250 as of June 30, 2010 and 2009 respectively.

The following summarizes the stockholders notes as of June 30, 2010 and 2009:

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

	June 30, 2010	June 30, 2009
Face Value of Bridge Loans Outstanding	$550,000	$575,000
Less: Debt discount due to share issuance	-	-
Net Bridge Loans Outstanding	$550,000	$575,000

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

Stockholder Notes	$449,000

2007 Bridge Loans	550,000
June 2008 Promissory Note	50,000
July-Oct 2008 Promissory Notes	88,100
CMS Note	9,000
February 2009 Bridge Loan	100,000
May 2009 Bridge Loan	50,000

847,100
Total Notes Payable	$1,296,100

NOTE 5.

CONVERTIBLE DEBENTURES:

During 2007, the Company sold to a group of outside investors (“Note Purchasers”), $1,500,000 of its 12% Convertible Notes (“Convertible Notes”). As of June 30, 2008, all of the Convertible Notes were converted into a cumulative total of 30,000,000 shares of the Company’s common stock. In addition, 1,352,876 common shares valued at $0.1125 were issued for payment of accrued interest totaling $131,459. Accrued interest unpaid as of June 30, 2010 and 2009 totaled $134,622 and $73,290, respectively.

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

As of June 30, 2010, CMS has sold 110,000 shares of the Series B Preferred ($2,199,947).

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

NOTE 7.

COMMON STOCK:

On June 10, 15 & 25, 2010, The Company sold 500,000, 900,000 and 500,000 shares respectively of common stock in a private placement offering. The shares were sold at $0.01 per share and the Company received $19,000 in gross proceeds.

During the six months ended June 30, 2009, the Company issued, 3,000,000 shares of common stock sold in a private placement offering. The shares were sold at $0.01 per share for a total of $30,000. The Company also issued a cumulative total of 2,634,543 shares of the Company’s unregistered common stock to two vendors in lieu of a total of $58,897 cash in full satisfaction of the payables due to these vendors.

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

A summary of the option awards under the Company’s Stock Option Plan as of June 30, 2010 and changes during the two-year period ended June 30, 2010 is presented below:

Stock Option Summary
		Weighted
		Average
		Stock
Stock Options	Shares	Price
Outstanding, January 1, 2008	21,320,000	$0.06

Granted, 2008	3,680,000	$0.02
Granted, 2009	2,000,000	$0.01
Exercised	-	-
Forfeited	(2,430,000)	-
Outstanding at June 30, 2010	24,570,000	$0.0521

Options vested at June 30, 2010	12,781,000	$0.0611

At June 30, 2010, the average remaining term for outstanding stock options is 7.7 years.

A summary of the status of non-vested shares under the Company’s Stock Option Plan, as of June 30, 2010 and changes during the two-year period ended June 30, 2010 is presented below:

Non-Vested Option Summary
		Weighted
		Average
		Stock
Stock Options	Shares	Price
Non-vested, June 30, 2008	8,139,000	$0.05
Non-vested, June 30, 2009	1,950,000	$0.03
Granted during 2009	1,700,000	$0.01
	-	$-

Total Non-vested, June 30, 2010	11,789,000	$0.0423

As of June 30, 2010 and 2009, there was a total of $407,504 and $541,223 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Stock Option Plan, respectively. That cost is expected to be recognized over a weighted-average period of 7.7 years. This disclosure is provided in the aggregate for all awards that vest based on service conditions.

NOTE 9.

INCOME TAXES

As of June 30, 2010 and 2009, the Company had deferred tax assets of approximately $4,000,000 and $3,600,000, respectively, with equal corresponding valuation allowances in accordance with the provisions of FASB ASC 740-10

Realization of the deferred tax assets is largely dependent upon future profitable operations, if any, and the reversals of existing taxable temporary differences. As a result of previous pre-tax losses from continuing operations and future taxable income expected to arise primarily from the reversal of and creation of temporary differences for the foreseeable future, management determined that in accordance with FASB ASC 740-10, it is not appropriate to recognize these deferred tax assets. Although there can be no assurance that such events will occur, the valuation allowance may be reversed in future periods to the extent that the related deferred income tax assets no longer require a valuation allowance under the provisions of FASB ASC 740-10.

There were no income tax payments in 2010 and 2009, respectively.

At June 30, 2010, the Company has loss carry-forwards available to reduce future taxable income and tax thereon. The carry-forwards will expire as outlined in the following table

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

NOTE 12.

CONCENTRATION OF CREDIT RISK:

The Company has one major distributor that accounted for approximately 96% of gross sales at June 30, 2010 and 78% as of June 30, 2009. However, this one distributor sells to the approximately 600 stores where the Company’s products are authorized. Additionally, net of slotting allowances, as of June 30, 2010 and 2009, one customer accounted for 52% and 25% of accounts receivables.

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

NOTE 14.

SUBSEQUENT EVENTS:

Management has evaluated subsequent events through August 18, 2010 and has determined that there are none to report.

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

Overview.

Since January 1, 2006, the Company’s major activities have been producing and selling product, as well as attempting to expand our sales base. Prior to January 1, 2006, the Company was a development stage company and recorded no revenues from sales. The Company presently has its products for sale in approximately 600 stores; primarily in the New York Metro Area Sales for the 3 months and 6 month periods ending June 30, 2010 were less than the comparable periods of 2009, as the Company’s sales, like retail sales in general, continued to be hampered by the economic recession. Additionally, the severe weather in the New York area early in the year hampered deliveries to stores. Consequently, several times during January & February, at various stores, we were unable to have product on the stores’ shelves. This resulted in lost sales. Furthermore, while the Company had sufficient inventories of some of its flavors, it was out of stock of two flavors during the 3 months ended June 30, 2010, which also reduced sales. The Company was unable to schedule production of these two flavors as a result of a lack of capital to pay for production. On a positive note, sales to stores in upper level economic areas remained strong, compared to stores in middle, or lower income areas, and the Company is continuing to see early signs that consumer buying patterns may be returning to those experienced prior to 2008. However, the Company does not expect to see a robust recovery, regardless of how fast the economy improves, as ice cream sales tend to be weak in the latter half of the year. Unlike previous years, the Company did not make many presentations to new stores to obtain product placement, or to obtain new SKUs. Rather, because of the weak economy, and a lack of capital, the Company focused its attention on its existing stores with various promotions in an attempt to maintain sales. Additionally, many of the stores where the Company’s products were authorized, in attempt to maintain their own profitability, requested additional slotting fees to maintain the Company’s shelf space. In many cases the Company believed the cost to maintain the shelf space was not justified given the expected level of sales, and the Company declined to pay the additional slotting fees. This resulted in the Company losing approximately 800 stores compared to the number of stores the Company’s products were authorized in during the 1st and 2nd quarters of 2009.

In an attempt to diversify the Company’s revenues and use of its proprietary recipe and processes, the Company recently completed the development of a ricotta cheese product that is fat free, cholesterol free, lactose free and with the added benefit of being high in protein. The added protein is necessary to be able to create a product that is eligible for purchase by schools participating in the National School Lunch Program. The Company intends to use this no fat, no lactose, high protein cheese in several stuffed pasta dishes for sale to schools across the United States. According to statistics provided by the Department of Agriculture, the National School Lunch Program serves over 30 million children annually at over 100,000 schools throughout the country. During the 2008 school year (most recent figure available), the Program served over 5 billion lunches. The Company believes that these new products will provide an opportunity in the growing market for healthier foods in schools, as well as health care institutions. After a few unexpected delays, the Company expects to begin recording sales of these new products in the 3rd quarter of 2010.

Results of Operations.

During the three and six months ending June 30, 2010, we recorded gross sales of $14,556 and $38,135 respectively, compared to $56,178 and 120,372 for the comparable periods of 2009. The decline in sales was primarily due to the fewer number of stores that our products were authorized in 2010 compared to 2009, the severe winter weather earlier this year which limited the ability of the Company’s distributor to make store deliveries, and being out of stock of two flavors during the 3 months ended June 30, 2010; all of which reduced sales. We were offered the opportunity to return to many of the stores we were authorized in 2009, but would have had to pay additional slotting to do so. Given the scarcity of capital, we decided not to do so. However, without garnering new stores, increases in the Company’s sales to levels previously obtained will be difficult to return to. The Company was able to manufacture its Orange & Vanilla Cream bar, our second most popular flavor, late in the 2nd quarter, but this production was too late in the quarter to have a positive effect on sales.

Another reason for the decrease in sales is the continuing weak economy which adversely affected sales, as consumers continued to look for ways to conserve money by purchasing less expensive brands. While our products offer long term health benefits, compared to regular full fatted ice cream, consumers are typically less likely to make short term sacrifices, by paying more for our products, to garner long term benefits. Consumers typically cut back on higher priced items, regardless of their health benefits, as they usually conserve cash during weak or uncertain economic times. Accordingly, our revenue for the 3 and 6 months ending June 30, 2010 was significantly less than it was for the comparable periods in 2009; although our net loss was correspondingly less for these periods in 2010 compared to 2009.

The Company typically promotes its products by offering discounted pricing to retailers, coupons and in-store demonstrations to increase customer awareness of its products. The Company believes it offers the only no fat, no lactose, no sugar added ice cream with fewer calories than the competition while maintaining the taste and texture of full fatted premium ice cream. The Company continues to believe that these are attributes that consumers find attractive and will return to purchasing the Company’s products and as the economy improves. This belief continues to be supported by the positive feedback the Company receives from brokers, store representatives and consumers that its products are well received in the marketplace. Additionally, the Company has completed its internal testing of the reformulation of its recipe to allow its ice cream to be considered “All Natural.” The Company’s initial tests, including taste testing, were very positive. The “natural” segment of food sales, together with the “organic” segment are two of the fastest growing divisions of grocery sales. Based upon definitions of what is considered an all natural product, primarily from information publicly available from Whole Foods®, the Company has replaced one of its sweeteners with a natural sweetener. Historically, consumers have been willing to pay more for foods considered to be natural and/or organic and the Company believes this will be beneficial to the Company. In conjunction with transitioning our product to an all natural product, the Company is also considering reducing the number of bars in our retail market pack to 4 from 6. Doing so would lower the perceived cost of the product, although we anticipate that the per serving cost would remain the same. Studies have shown that ice cream purchases tend to be more impulsive, rather than planned. Therefore by reducing the number of bars in a box, we could potentially price a market pack about one-third lower than the current cost of our market pack. We believe this could increase sales by making the price more appealing to the impulse purchaser. The Company has plans to present its new product to potential customers at several national and regional trade shows this summer and fall. Since stores typically authorize new products only once a year, in either fall or spring, the Company does not expect to receive any authorizations from stores for its new all natural product until the 3rd or 4th quarter of 2010.

All of our revenue during the 3 and 6 month periods ending June 30, 2010 were from the sale of ice cream bars to supermarket chains. Our Double Chocolate Fudge bar returned to being our best selling ice cream bars garnering 55.8% of sales during the 2nd quarter, and 37.8% of sales for the 6 month period ending June 30, 2010. Our Double Sundae Swirl bar and our Peach Melba bar each represented 22.8% of sales during the 2nd quarter. The Sundae Swirl bar represented 25.1% of sales for the 6 months ending June 30, 2010, and the Peach Melba bar represented 17.2% of sales during this same period. We recorded no sales of both our Orange & Vanilla Cream bar and our Cappuccino Fudge bar during the 2nd quarter due to inventory shortages. However, our Orange & Vanilla Cream bar represented 21.2% of sales for the 6 months ending June 30th, even without recording any sales during the 2nd quarter. We recorded no sales this year of our Cappuccino Fudge bar due to inventory shortages. We were able to manufacture our Orange & Vanilla Cream bar toward the end of the 2nd quarter, but not soon enough to record any sales before the quarter end. We still have not been unable to manufacture our Cappuccino Fudge bar. The comparable percentages for the 3 month and 6 month periods ending June 30, 2009, were Double Chocolate Fudge 46.7% and 42.1%, Orange & Vanilla Cream 33.4% and 28.0%, Sundae Swirl 12.4% and 18.4%%, Cappuccino Fudge 9.3% and 9.7% and Peach Melba 0% and 3.7%. Sales for both the 3 and 6 month periods ending June 30, 2010 were reduced due to continuing problems with not having sufficient capital to manufacture product to meet orders, as the company was unable to manufacture both our Orange & Vanilla Cream bar and our Cappuccino Fudge bar earlier in the year to meet product demand. Until such time as the Company has sufficient capital to manufacture product and maintain sufficient inventories of all of our flavors, sales will be hampered.

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

All of our ice cream bars are manufactured at our original co-packing facility in Lakewood, New Jersey. Due to logistical concerns, we no longer manufacture any products at the second co-packer we employed located in Wisconsin. We had no long term agreement to manufacture our products with the Wisconsin co-packer, and presently do not have a long term agreement to manufacture our product with our original co-packer. While having two co-packers helped diminish the potential adverse effects should either co-packer experience any production issues, or shortages, the logistical concerns of having two co-packers and scheduling production time caused us to consolidate back into a single co-packer. However, to the extent that our co-packer is unable to manufacture our products going forward, or produce amounts that are not sufficient to meet customer demands, we would not be able to fill all of our orders and, similar to what took place in 2007, we could be adversely impacted.

While we were able to maintain sufficient finished goods inventories to make deliveries for most of our flavors, however we were unable to do so for both our Orange & Vanilla bar and our Cappuccino Fudge bar. A lack of capital to pay for production prevented us from manufacturing these bars. Accordingly, we had no sales of either of theses flavors during the 3 months ended June 30, 2010. During the 4th quarter of 2009, we obtained sufficient capital to increase most of our finished goods inventory. However, the Company did not receive enough funds to manufacture all of our flavors. Consequently, we ran out of our Orange & Vanilla bar early in the 2nd quarter of this year, and we have had no inventory this year of our Cappuccino Fudge bar. The Company is also attempting to manage it’s inventory so that it can introduce its new “all natural” bar later this year, without having an excess inventory of any of our existing ice cream bars, or packaging. Going forward, we still anticipate the need to enter into a long-term production agreement with our current co-packer once we can reasonably determine our sales for the next twelve to eighteen months. Additionally, we believe that until we are more stable financially, this co-packer will not be willing to enter into a long-term agreement since they cannot be reasonably assured we will be able to pay for such production.

The Company incurred a net loss of $212,983 for the 2nd quarter of 2010, compared to a net loss $268,810 for the comparable quarter ended 2009, reducing its loss by $55,827; an improvement of 20.8%. For the 6 months ended June 30, 2010, the Company recorded a net loss of $427,505; an improvement of $153,827, or 26.5% compared to a net loss of $581,332 for the same period in 2009. However, sales for the 3 months ending June 30, 2010 were less than the comparable quarter of 2009. Consequently the Company’s cost of goods sold was also less in the 2nd quarter of 2010, compared to the 2nd quarter of 2009. Likewise, since sales for the 6 month ending June 30, 2010 were less than the sales for the first 6 months of 2009, the Company’s cost of goods sold in 2010 was less than the comparable period in 2009. Additionally, the Company’s Cost of Goods Sold as a percentage of Sales in the 2nd quarter of 2010 (72.5%), while still greater than the Company prefers, was a considerable improvement form the 2nd quarter of 2009, when it represented 87.9% of sales. Similar improvement were also seen for the 6 months ending June 30, 2010, which continued a trend that began late in 2009. The Company’s Cost of Goods Sold as a percentage of Sales for the 6 months ending June 30, 2010 was 79.1% compared to 95.8% for the comparable period of 2009.

The cost of goods sold and slotting fees and expenses paid by the Company for both the current quarter and the 6 months ending June 30, 2010 were considerably less than those incurred in the comparable periods of 2009. As previously stated, the Company focused its efforts on increasing sales from existing stores rather than attempting to get sales from new stores. Consequently the Company’s slotting expenses were considerably less during these periods in 2010 compared to the comparable periods of 2009. The Company’s selling, general and administrative expenses increased slightly from $165,287 for the 3 months ending June 30, 2009 to $170,837 for the same three month period this year. This increase in SGA was also seen in the 6 month period ending June 30th where it increased $15,261 from $319,797 to $335,058. Finally, as a result the Company’s past and continuing efforts to reduce its debt burden, the Company’s interest expense was considerably less for the 3 months ending June 30, 2010 ($48,689) compared to the 3 months ending June 30, 2009 ($80,905). Similarly, interest expense for the 6 months ending June 30, 2010 was $100,753, compared to 177,179 for the comparable period in 2009; a difference of $76,426, or an improvement of 43.1% The Company continues to work hard to make its operations more efficient and to reduce its debt burden when possible, so that it can have more capital available for production related expenses to insure it has product to sell, as well as capital to market and promote its products. This is a continuation of the trend that began earlier this year.

The Company had 2nd quarter revenues of $14,556 and received credits for previously paid slotting expenses of $2,540. This compares to revenues of $56,178 and slotting discounts & other credits of $29,431, or 52.4% of sales in the comparable quarter of 2009. For the 6 months ending June 30, 2010, the Company had sales of $38,135, with a credit of $342 for previously paid slotting expenses, compared to sales of $120,372, and slotting discounts & other credits of 89,431 (74.3% of sales). The decrease in slotting fees represents the Company’s continuing efforts to attempt to increase sales from existing accounts, rather than from obtaining authorizations from new stores, or “paying to stay” in existing stores. The Company believes it is best served by using its available capital to insure that it can make and deliver product to the stores, and increase sales in existing stores by spending more money on marketing and promotion rather than slotting. Historically, slotting charges have typically been one-time payments made to retail outlets to access their shelf space. These fees are common in most segments of the food industry and vary from chain to chain. However, more recently, supermarkets have been asking for annual slotting payments, called “Pay to Stay,” to add additional revenues to their stores. The Company is continuing to examine this recent trend and how the Company can avoid paying additional slotting fees to retain its shelf space. Nevertheless, the Company anticipates that until the rollout of its products to all stores in the country is completed, slotting expenses and discounts will continue to offset a portion of sales revenue. However over time, as more stores authorize the Company’s products, even with “Pay to Stay,” slotting payments should represent a smaller portion of gross revenues. However, slotting fees are not a guarantee that a store will reauthorize our product from one year to the next. For example, if sales of the Company’s products are not acceptable to the stores, the Company’s products may be discontinued, similar to what happened with certain supermarket chains the Company was selling to in 2007 and to a lesser degree in 2008. While the Company intends to focus on increasing its sales revenues by attempting to increase existing store sales via marketing and promotional programs rather than adding new stores, it also needs to obtain authorizations from new stores to return sales to their previous levels. Regardless if the Company receives new store authorizations, or receives a new authorization from a current authorized store for a new product that was not previously authorized, additional slotting expenses will most likely be assessed.

The $212,983 loss for the 3 months ending June 30, 2010, as well as the $427,505 loss for the 6 months ending June 30, 2010 resulted primarily from (i) selling, general and administrative expenses, (ii) the Company’s unusually high cost of goods sold , and (iii) interest expense. This compares to a loss of $268,810 and $581,332 for the 3 and 6 month s ending June 30, 2009. The Company did not incur any slotting expenses during either the 3 or 6 months periods ending June 30, 2010, as the Company did not increase the number of authorized stores, and elected not to pay additional slotting to stay in some of the stores it had been authorized in 2009. Consequently, slotting expenses were lower for the 2010 periods compared to the comparable periods of 2009, where the Company spent $29,431 for the 3 months ending June 30, 2009 and $89,431 for the 6 months ending June 30, 2009. However, sales were also lower for both the 3 and 6 month periods ending June 30, 2010 due the decrease in the number of stores selling the Company’s products. The Company expects this trend to continue through the end of this year, because it committed to spend fewer dollars on slotting this year compared to previous years. The Company expects that the interest in its new all natural ice cream products will be such that slotting expenses will increase next year, as stores authorize this new product. The Company’s cost of goods sold for the 2nd quarter, $10,553, or 72.5% of sales, while still high, was a considerable improvement over the 87.9% it average during the 2nd quarter of 2009. This improvement is also seen in the 6 months ending June 30, 2010, where it was $30,171, or 79.1% of sales, compared to $115,297, or 95.8% of sales for the same period in 2009. However, as a result of the Company’s inability, due to a lack of working capital, to order raw materials in sufficient volume to obtain bulk purchasing prices, its cost of goods sold is higher than what the Company would like. Until such time as the Company can purchase its ingredients in greater quantities, further improvement will be limited. Beginning in early 2009, the Company changed the way it orders its raw materials to make its basic ice cream mix, as well as how it is blended and mixed, which has led to this improvement. Additionally, the Company is continuing to look for ways to increase its gross margin without sacrificing the quality of its product. The Company has never had sufficient financial resources to purchase its raw materials in greater volume, so it still incurs smaller batch pricing. The Company continues to believe it will be able to lower the cost of its ingredients and packaging if and when it can purchase these items in greater quantity. The Company also believes that as its sales increase, and the payments for slotting as a percentage of gross sales are eventually reduced, the Company’s working capital will improve. Additionally, the Company expects that it will be able to purchase its raw materials, including packaging and ingredients, in sufficient volume to obtain discounts from what it has paid for these materials to date. The weak economy has also helped hold down the prices for the raw materials the Company purchases to make its product.

The Company incurred Selling, General & Administrative costs of $170,837 in the current quarter compared to $165,287 in the 2nd quarter of 2009 last year; an increase $5,550. For the 6 months ending June 30, 2010, the Company incurred SGA of $335,058, compared to $319,797 for the comparable period of 2009. The Company incurred Sales and Distribution expenses during the 2nd quarter of 2010, of $4,854, compared to $4,739 for the 2nd quarter of 2009. Sales and distribution expenses for the first 6 months of the year equaled $6,963, compared to $19,892 for the comparable period of 2009. The Company has significantly reduced its cold storage expenses from previous years, as the majority of our products are stored in distributor’s warehouse at very little cost to the Company. All of the Company’s sales during both the 2nd quarter of the year, as well as the first 6 months of the year, were sales made by the Company’s direct store distributor which services the New York Metro region. This distributor picks up their orders directly from its warehouse where the Company now stores its products. Previously the Company leased cold storage space from an unaffiliated company. The distributor deducts 2% of the cost of the item to cover the delivery cost. This is less expensive than hiring an independent trucker to deliver these orders. The majority of this improvement for the 6 months ending June 30, 2010 compared to 2009 is a result of the aforementioned change in storing the Company’s product.

The Company incurred $22,000 in costs attributable to salaries and benefits during the quarter, compared to $6,500 in the comparable period of 2009. While it does not affect the Company’s earnings, the Company’s President has continued to defer a considerable portion of his salary, which improves the Company’s cash flow. The balance of the Company’s SG&A was incurred in general operating expenses including advertising, marketing, travel and entertainment.

The Company incurred interest charges of $48,689 during the 2nd quarter of 2010 compared to $80,905 in the comparable period in 2009; a decrease of $32,216 or about 39.8%. For the 6 months ending June 30, 2010, the Company incurred interest expense of $100,753, compared to $177,179 for the comparable period of 2009. The majority of this difference is due to lower amortization of deferred financing costs and debt discount in 2010, compared to 2009. As of June 30, 2010 all of the costs associated with the Company’s borrowings has been amortized. The majority of the interest expense in the current quarter, as well as the 6 months ending June 30, 2010 is related to the $449,000 Stockholders Notes that are currently in default and accruing interest at the default rate of 18%. The balance of the Company’s indebtedness accrues interest at an annual rate of 12%.

Liquidity and Capital Resources.

During the quarter the Company’s total assets decreased by $42,829 from $505,517 at December 31, 2009 to $462,688 at June 30, 2010. The decline was principally the result of the cumulative effect of a decrease in cash ($19,483), a decrease in net accounts receivable ($11,457), as a result of receiving monies due the Company, a decrease in our raw materials inventory ($8,935), and a decrease in deferred financing costs of $2,954 as the Company finished amortizing the costs of its 2009 borrowings.

The Company’s current assets decreased $39,875 from $252,563 at December 31, 2009 to $212,688 at June 30, 2010. The decrease in current assets was primarily as a result of the aforementioned decrease in cash ($19,483), decrease in net accounts receivable ($11,457), and a decrease in raw materials inventory ($8,935). At June 30, 2010, the Company had negative working capital of approximately $2,290,760, which consisted of current assets of approximately $212,688 and current liabilities of $2,503,448. The Company’s negative working capital was up $215,622 from $2,075,138 at year end. The majority of this increase came from an increase in accounts payable ($60,041), and increase in accrued expenses ($107,946), primarily accrued interest, a decrease in cash ($19,483), a decrease in accounts receivable ($11,457) and a decrease in our raw materials inventory ($8,935). The balance was attributable to a decrease in deferred financing costs ($2,954), and in increase other notes payable as a result of completing the amortization of debt discount attributable to these promissory notes. All of the Company’s borrowings come due within the next 12 months, or are in default and are past due. Consequently this has a negative impact on the Company’s working capital. The Company is continuing to work with each of its lenders and several of its creditors to work out an alternative repayment plan and to extend the maturity of the various loans. The Company’s working capital is also hampered by $428,910 of accounts payable which, is quite high given the Company’s current sales. Additionally, the Company’s accrued expenses of $777,780 are up $107,946 from $669,834 at December 31, 2009. The majority of the increase in accrued expenses is a result of the accrued interest on the Company’s indebtedness. Our current assets consisted of $40 cash, $3,110 in trade accounts receivables net of slotting fees, discounts and allowances, $209,538 in inventory including both finished goods, $71,032, and raw materials, $138,506. Our current liabilities included accounts payable of $428,910 up $60,041 from $368,869 at December 31, 2009, accrued expenses of $777,780 up $107,946 from $669,834 at December 31, 2009 and various promissory notes payable within one year of $1,296,100. Of this amount, $449,000 has been and continues to be in default. The note holders of the defaulted notes have demanded repayment. The Company is in continuing discussions with each of the lenders to enter into a settlement for the amounts due. Additionally, $350,000 of the $550,000 2007 bridge loans are also in default. The Company has made an offer to each of these lenders to pay the accrued interest and outstanding principal in shares of common stock, but to date none of the lenders has accepted such offer.

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

While the Company has been able to raise equity capital in the past, it is still dependent upon additional capital in the near term in the form of either debt or equity to continue its operations, continue to build the companies inventories of finished foods and complete the rollout of it new stuffed pasta dishes and its “all natural” ice cream bars. This is necessary because the Company’s working capital is presently insufficient to pay for the necessary ingredients and packaging, as well as production costs, to continue to increase its inventories of finished goods, and to pay down its accounts payable and existing indebtedness. The Company is still dependent upon additional capital, particularly equity capital, to pay down its indebtedness to a more manageable amount and to insure its long term financial stability. Compounding the Company’s liquidity problem, the Company presently does not have any sources of credit that it can access on a ready basis. The Company requires additional capital in order to (i) purchase additional raw materials, including ingredients and packaging, as well as pay the cost of manufacturing its products all in a timely basis; (ii) pay advertising costs and other marketing expenses to promote the sale of its products; (iii); complete the rollout of its new stuffed pasta dishes and its “all natural” ice cream, (iv) repay its existing indebtedness including its accounts payable and (v) increase its corporate infrastructure. The Company still believes that it needs about $1,000,000 of additional capital, of which $500,000 would go toward manufacturing and marketing its existing products, as well as complete the rollout of its new products, which it plans to introduce this year. The balance of this amount, if received, would go towards reducing the Company’s remaining indebtedness. However, we do not have any current agreements to receive additional capital and there can be no assurance that the Company will be able to obtain additional financing in amounts or on terms acceptable to us, or at all. To the extent that the Company is unable to receive such funding on a timely basis, the Company’s ability to continue to pay its existing obligations, as well as enter new markets or exploit existing markets may be delayed or potentially lost, and management’s revenue projections will not be met. Additionally, it’s possible that the Company’s reputation may be damaged if it is not able to deliver its products to the supermarkets from which it has received orders.

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

As of June 30, 2010 the Company’s management carried out an evaluation, with the participation of the Company's Chief Executive Officer (principal executive officer) and Chief Accounting Officer (principal financial officer), of the effectiveness of the Company's disclosure controls and procedures and the Company’s internal control over financial reporting. Management concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report were effective at the reasonable assurance level in timely alerting it to material information required to be included in the Company's periodic Securities and Exchange Commission filings and were also effective at the reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

RISK FACTORS

Not Applicable

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 10, 2010, the Company issued 500,000 shares of the Company’s unregistered common stock in connection with a private placement offering and received $5,000 in gross proceeds from the offering. The Company claims an exemption from the registration requirements of the Act for the private placement of these securities pursuant to Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated thereunder since, among other things, the transaction did not involve a public offering, the investor was an accredited investor, and no advertising or general solicitation was employed in offering the securities.

On June 15, 2010, the Company issued 900,000 shares of the Company’s unregistered common stock in connection with a private placement offering and received $9,000 in gross proceeds from the offering. The Company claims an exemption from the registration requirements of the Act for the private placement of these securities pursuant to Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated thereunder since, among other things, the transaction did not involve a public offering, the investor was an accredited investor, and no advertising or general solicitation was employed in offering the securities.

On June 5, 2010, the Company issued 500,000 shares of the Company’s unregistered common stock in connection with a private placement offering and received $5,000 in gross proceeds from the offering. The Company claims an exemption from the registration requirements of the Act for the private placement of these securities pursuant to Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated thereunder since, among other things, the transaction did not involve a public offering, the investor was an accredited investor, and no advertising or general solicitation was employed in offering the securities.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.

OTHER INFORMATION.

On June 10, 2010, the Company issued 500,000 shares of the Company’s unregistered common stock in connection with a private placement offering and received $5,000 in gross proceeds from the offering. The Company claims an exemption from the registration requirements of the Act for the private placement of these securities pursuant to Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated thereunder since, among other things, the transaction did not involve a public offering, the investor was an accredited investor, and no advertising or general solicitation was employed in offering the securities.

On June 15, 2010, the Company issued 900,000 shares of the Company’s unregistered common stock in connection with a private placement offering and received $9,000 in gross proceeds from the offering. The Company claims an exemption from the registration requirements of the Act for the private placement of these securities pursuant to Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated thereunder since, among other things, the transaction did not involve a public offering, the investor was an accredited investor, and no advertising or general solicitation was employed in offering the securities.

On June 25, 2010, the Company issued 500,000 shares of the Company’s unregistered common stock in connection with a private placement offering and received $5,000 in gross proceeds from the offering. The Company claims an exemption from the registration requirements of the Act for the private placement of these securities pursuant to Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated thereunder since, among other things, the transaction did not involve a public offering, the investor was an accredited investor, and no advertising or general solicitation was employed in offering the securities.

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on this 20th day of August 2010.

THE ENLIGHTENED GOURMET, INC.

By: /s/ ALEXANDER L. BOZZI, III

Alexander L. Bozzi, III, President

(Principal Executive Officer and

Principal Financial Officer and Chief Accounting Officer)