Form 10-Q
period 2010-09-30
Enlightened Gourmet, Inc.
filed 2010-11-22
CIK 1342882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 16, 2010 323,847,410 shares of the issuer's Common Stock were issued and 319,202,699 were outstanding.

THE ENLIGHTENED GOURMET, INC.

Index

ITEM 1. FINANCIAL STATEMENTS

THE ENLIGHTENED GOURMET, INC.

BALANCE SHEETS

As of September 30, 2010 and December 31, 2009

ASSETS
	(Unaudited)
	September 30,	December 31,
	2010	2009
CURRENT ASSETS:
Cash and cash equivalents	$20,106	$19,523

Accounts receivable	7,214	18,567
Less slotting fees	2,500	4,000
Accounts receivable, net	4,714	14,567
Inventory
Finished goods	30,674	71,032
Raw materials	145,911	147,441
Total inventory	176,585	218,473
TOTAL CURRENT ASSETS	201,405	252,563

DEFERRED FINANCING COSTS	-	2,954

INTANGIBLE ASSETS	250,000	250,000

TOTAL ASSETS	$451,405	$505,517

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$442,413	$368,869
Accrued expenses	839,607	669,834

Notes payable
Stockholders	449,000	449,000
Other	847,100	839,998
Total notes payable	1,296,100	1,288,998
TOTAL CURRENT LIABILITIES	2,578,120	2,327,701

STOCKHOLDERS’ DEFICIT:
Preferred stock, series B, $0.001 par value; 250,000 shares authorized
183,333 shares issued and outstanding (liquidation preference in
the aggregate of $3,660,000 and redemption amount of $183)	183	183
Additional paid in capital on preferred stock	1,938,174	1,938,174
Common stock, par value $0.001, 350,000,000 shares authorized,
263,193,960 shares issued and outstanding	263,194	242,094
Additional Paid in Capital	7,981,669	7,657,375
Accumulated Deficit	(12,305,290)	(11,642,365)
	(2,122,070)	(1,804,539)
Less: Treasury stock 4,644,711 shares	(4,645)	(7,645)
Unearned compensation	-	(10,000)
TOTAL STOCKHOLDERS’ DEFICIT	(2,126,715)	(1,822,184)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$451,405	$505,517

THE ENLIGHTENED GOURMET, INC.

STATEMENTS OF OPERATIONS

For the Nine Months ended September 30, 2010 and 2009

	Three Months Ended		Nine Months Ended
	Sept 30, 2010	Sept 30, 2009	Sept 30, 2010	Sept 30, 2009
REVENUE:
Sales of Products	$31,246	$68,966	$69,381	$189,338
Discounts and Slotting Fees	(530)	(53,563)	(188)	(142,994)
NET REVENUE	30,716	15,403	69,193	46,344
COST OF SALES	34,435	67,656	64,606	182,953

GROSS MARGIN	(3,719)	(52,253)	4,587	(136,609)

EXPENSES:
Selling, General & Administrative	186,353	130,065	521,411	449,862
Interest	45,348	67,394	146,101	244,573
	231,701	197,459	667,512	694,435

(LOSS) BEFORE TAXES	(235,420)	(249,712)	(662,925)	(831,044)

INCOME TAX EXPENSE	-	-	-	-

NET INCOME (LOSS)	$(235,420)	$(249,712)	$(662,925)	$(861,044)

BASIC/DILUTED LOSS PER SHARE	$(0.01)	(0.01)	$(0.01)	$(0.01)

Weighted Average Number of Common Shares of Stock Outstanding	259,741,752	212,082,590	255,542,485	196,006,137

THE ENLIGHTENED GOURMET, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

					Additional		Deferred			Total
	Common Stock		Preferred Stock		Paid – In	Unearned	Offering	Accumulated	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Expense	Deficit	Stock	Equity

Balance at December 31, 2008	185,068,505	$185,069	183,333	$ 183	$8,805,812	$ -	$(27,722)	$(10,546,017)	$(10,645)	$ (1,593,320)

Issuance of common stock for cash	33,000,000	33,000	-	-	297,000	-	-	-	-	330,000
Issuance of common stock for consulting services	5,000,000	5,000	-	-	50,000	(15,000)	-	-	-	40,000
Issuance of common stock pursuant to certain notes payable	2,225,000	2,225	-	-	42,275	-	-	-	-	44,500
Issuance of common stock for payment of debt & interest	7,395,069	7,395			76,347	-	-	-	-	83,742
Issuance of common stock for repayment of accounts payable	9,405,376	9,405	-	-	124,492	-	-	-	-	133,897
Issuance of treasury stock for brokerage fees	-	-	-	-	27,000				3,000	30,000
Amortization of deferred financing cost	-	-	-	-	-	-	27,722	-	-	27,722
Amortization of unearned compensation	-	-	-	-	-	5,000	-	-	-	5,000
Compensation expense for stock option plan	-	-	-	-	172,622	-	-	-	-	172,622
Net loss		-	-	-	-	-	-	(1,096,348)	-	(1,096,348)

Balance at December 31, 2009	242,093,950	$242,094	183,333	$ 183	$9,595,548	$(10,000)	$ -	$(11,642,365)	$ (7,645)	$ (1,822,185)

THE ENLIGHTENED GOURMET, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

					Additional		Deferred			Total
	Common Stock		Preferred Stock		Paid – In	Unearned	Offering	Accumulated	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Expense	Deficit	Stock	Equity

Balance at December 31, 2009	242,093,950	$242,094	183,333	$ 183	$9,595,548	$ (10,000)	$ -	$(11,642,365)	$ (7,645)	$ (1,822,185)

Issuance of common stock for cash	7,100,000	7,100			63,900					71,000
Issuance of common stock for consulting services	14,000,000	14,000	-	-	106,000	(80,000)	-	-	-	40,000
Issuance of treasury stock for brokerage fees	-	-	-	-	27,000	-	-	-	3,000	30,000
Amortization of unearned compensation	-	-	-	-	-	90,000	-	-	-	90,000
Compensation expense for stock option plan	-	-	-	-	127,395	-	-	-	-	127,395
Net loss	-	-		-	-	-	-	(662,925)	-	(662,925)

Balance at September 30, 2010	263,193,950	$263,194	183,333	$ 183	$9,919,843	$ -	$ -	$(12,305,290)	$ (4,645)	$ (2,126,715)

THE ENLIGHTENED GOURMET, INC.

STATEMENTS OF CASH FLOWS

For the Nine Months ended September 30, 2010 and 2009

	Nine Months Ended	Nine Months Ended
	Sept 30, 2010	Sept 30, 2009
CASH FLOWS FROM
OPERATING ACTIVITIES:
Net Loss	$(662,925)	$(831,044)
Adjustments to reconcile net loss to net cash
used in operating activities:
Non-Cash stock based expenses & debt service	260,394	391,480
Amortization of deferred financing costs	2,954	37,518
Amortization of debt discount	7,102	70,972
Change in sales allowances taken	(1,500)	115,000
Issuance of treasury stock	27,000	-
Changes in Current Assets and Liabilities:
Accounts Receivable	11,353	(125,911)
Inventory	41,888	21,369
Prepaid Expenses	-	-
Accounts Payable	73,544	(62,445)
Accrued Expenses	169,773	152,087
NET CASH USED IN
OPERATING ACTIVITIES	(70,417)	(230,974)

CASH FLOWS FROM
FINANCING ACTIVITIES:
Proceeds from notes & loans	-	141,000
Debt financing costs	-	(47,500)
Proceeds from sale of common stock	71,000	150,000
Payment on notes & loans	-	(15,000)
NET CASH PROVIDED BY
FINANCING ACTIVITIES	71,000	228,500

NET INCREASE (DECREASE) IN CASH	583	(2,474)
CASH, BEGINNING	19,523	2,629
CASH, ENDING	$20,106	$155

Non-cash financing activities:
Issuance of stock for payment of debts	$-	$202,031
Issuance of stock for payment of fees	$120,000	$10,000
Interest paid	$-	$47,926

THE ENLIGHTENED GOURMET, INC.

NOTES TO FINANCIAL STATEMENTS

For the 9 months ended September 30, 2010 and 2009

NOTE 1.

FORMATION AND OPERATIONS OF THE COMPANY, GOING CONCERN AND MANAGEMENT’S PLAN:

Formation and Operations of the Company:

The Enlightened Gourmet, Inc. (the “Company”) was organized in the State of Nevada on June 25, 2004. The Company seeks to establish itself as a leading marketer and manufacturer of fat-free foods. As of September 30, 2010 the Company’s products were authorized in 20 supermarket chains having approximately 600 stores. This total does not include any convenience stores, smaller grocery stores or independent distributors for which we have also received authorizations. The Company’s major activities consist of producing and selling product and expanding its existing sales base; therefore management has determined that it is no longer a development stage entity.

During 2009, the Company expended funds on the development of a fat free, lactose free, high protein cheese based upon the concept and processes used to make its ice cream product. The Company believes it has developed a commercially viable product that can be used in stuffed pasta dishes sold primarily to schools and health care facilities. The Company has begun actively marketing this line extension.

Going Concern and Management’s Plan:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company is presently still dependent upon additional capital in the form of either debt or equity to continue its operations and is in the process of continuing to raise such additional capital through private placements of securities. This additional capital is necessary, because the Company’s working capital is presently insufficient to pay for the necessary ingredients and packaging, as well as production costs to manufacture the Company’s present and expected orders. Compounding this problem, the Company presently does not have any sources of credit that it can access on a ready basis. In addition to needing additional capital to maintain it operations, the Company also needs to raise capital to pay for the various shareholder notes that are currently in default. (See Note 4)

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $662,925 for the nine months ended September 30, 2010 and a net loss of $1,096,348 during the year ended December 31, 2009. Additionally, as of that date, the Company’s current liabilities exceeded its current assets. Those factors, and those described above, create an uncertainty about the Company’s ability to continue as a going concern. Management is developing a plan to (i) continue to contain overhead costs, (ii) increase sales (iii) significantly increase gross profits by reducing the slotting fees to be paid in 2010 and (iv) raise additional capital from the Company’s current equity offering and (v) expand product line. These steps, if successful, together with the monies raised throughout 2009 (see Note 13) and 2010 provide management with a course of action they believe will allow the Company to deal with the current financial conditions and continue its operations.

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

Intangible Assets and Debt Issuance Costs:

Management assesses intangible assets for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. For other intangible assets, the impairment test consists of a comparison of the fair value of the intangible assets to their respective carrying amount. The Company uses a discount rate equal to its average cost of funds to discount the expected future cash flows. There were no intangible assets deemed impaired as of September 30, 2010 or 2009. The existing intangible assets, consisting of non patented technology have an infinite life and are therefore not amortized. The intangible assets are tested for impairment each year as discussed in Note 3.

Debt issuance costs are amortized over the life of the related debt or amendment. Amortization expense for debt issuance costs for the nine months ended September 30, 2010 and 2009 were $7,102 and $70,972 respectively.

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

The Company will recognize accrued interest and penalties, if any, related to uncertain tax positions in income tax expense. As of September 30, 2010 and 2009, the Company did not have any tax-related interest or penalties. The Company files income tax returns in the U.S. Federal and various state jurisdictions. The Company is not currently under examination by The Internal Revenue Service (IRS) or any other state jurisdictions. The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2006.

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

Shipping and Handling Costs:

Shipping and handling costs are included in Selling, General and Administrative expense and are expensed as incurred. For the nine months ending September 30, 2010 and 2009, the shipping and handling costs totaled $7,025 and $24,495, respectively.

Advertising and Promotions:

Advertising and promotional costs including print ads, commercials, catalogs, brochures and co-op are expensed as incurred. Advertising and promotional costs for the nine months ending June 30, 2010 and 2009 totaled $11,951 and $16,661 respectively.

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

NOTE 4.

NOTES PAYABLE:

Stockholders

(a) A stockholder, on December 21, 2005, made cash advances to the Company of $245,000 (the “December 2005 Promissory Note”), which is $5,000 less than its face value of $250,000, resulting in a discount. The December 2005 Promissory Note did not accrue interest and is prepayable by the Company without penalty at any time. The borrowing was due and payable on April 1, 2006. In consideration of making the December 2005 Promissory Note, the lender received 666,667 warrants exercisable at $0.15 per share. Following a Black Scholes valuation model, the value of a warrant was $0.0463, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $31,000, which has been fully amortized. This December 2005 Promissory Note was refinanced with the stockholder under identical terms and conditions and the new maturity date was July 1, 2006 (the “April Promissory Note”). In consideration of making the April 2006 Promissory Note the lender received an additional 666,667 warrants exercisable at $0.15 per share. Following a Black Scholes valuation model, the value of a warrant was $0.0437, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $29,133, which has been fully amortized. The April Promissory Note is in default for failure to pay the principal when due at maturity. Since July 1, 2006, the April Promissory Note has borne interest at the rate of 18% per annum. Accrued interest for this Promissory Note is $191,188 and $146,188 as of September 30, 2010 and 2009 respectively.

(b) Another stockholder, on February 28, 2006, made cash advances to the Company of $94,000 (the “February 2006 Promissory Note”), which is $6,000 less than its face value of $100,000, resulting in a discount. The February 2006 Promissory Note did not accrue interest. The borrowing was due and payable on August 15, 2006. In consideration of making the February 2006 Promissory Note, the lender received 266,667 warrants exercisable at $0.15 per share. Following a Black Scholes valuation model, the value of a warrant was $0.0463, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $11,893, which has been fully amortized. The February 2006 Promissory Note is in default for failure to pay the principal when due at maturity. Since August 15, 2006, the February 2006 Promissory Note has borne interest at the rate of 18% per annum. Accrued interest for this Promissory Note is $74,305 and $56,305 as of September 30, 2010 and 2009 respectively.

(c) Another stockholder, on March 10, 2006, made cash advances to the Company of $22,560 (the “March 2006 Promissory Note”), which is $1,440 less than its face value of $24,000, resulting in a discount. The March Promissory Note did not accrue interest. The borrowing was due and payable on August 15, 2006. In consideration of making the March 2006 Promissory Note, the lender received 64,000 warrants exercisable at $0.15 per share. Following a Black Scholes valuation model, the value of a warrant was $0.0436, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $2,854, which has been fully amortized. The March 2006 Promissory Note is in default for failure to pay the principal when due at maturity. Since August 15, 2006, the March 2006 Promissory Note has borne interest at the rate of 18% per annum. Accrued interest for this Promissory Note is $17,833 and $13,513 as of September 30, 2010 and 2009 respectively.

(d) Another stockholder, on May 1, 2006, made cash advances to the Company of $23,875 (the “May 2006 Promissory Note”), which is $1,125 less than its face value of $25,000 resulting in a discount. The May 2006 Promissory Note did not accrue interest. The borrowing was due and payable on September 1, 2006. In consideration of making the May 2006 Promissory Note, the lender received 83,333 warrants exercisable at $0.15 per share. Following a Black Scholes valuation model, the value of a warrant was $0.0467, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $3,600, which has been fully amortized. The May 2006 Promissory Note is in default for failure to pay the principal when due at maturity. Since September 1, 2006, the May 2006 Promissory Note has borne interest at the rate of 18% per annum. Accrued interest for this Promissory Note is $18,367 and $13,867 as of September 30, 2010 and 2009 respectively.

(e) Another stockholder, on April 27, 2006, made cash advances to the Company of $47,750 (the “April 2006 Promissory Note”), which is $2,250 less than its face value of $50,000 resulting in a discount. The April 2006 Promissory Note did not accrue interest. The borrowing was due and payable on July 31, 2006. In consideration of making the April 2006 Promissory Note, the lender received 133,333 warrants exercisable at $0.15 per share. Following a Black Scholes valuation model, the value of a warrant was $0.046, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $5,700, which has been fully amortized. The face value of the April 2006 Promissory Note ($50,000) was refinanced with the same stockholder with a new maturity date of December 1, 2006 and a stated interest rate of twelve percent (12%) (the “July 2006 Promissory Note”). In consideration of making the July 2006 Promissory Note, the lender received 266,667 warrants exercisable at $0.15 per share. Following a Black Scholes valuation model, the value of a warrant was $0.047, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $12,534, of which $5,837 has been fully amortized. The stockholder agreed to extend the terms of the July 2006 Promissory Note as of December 1, 2006, with a maturity date of April 1, 2007 (the “December 2006 Promissory Note”). The stockholder received an additional 266,667 warrants exercisable at $0.05 per share. Following the same Black Scholes valuation model as previously, the value of a warrant was $0.0155, which resulted in an additional debt discount and corresponding additional paid in capital of approximately $4,133, of which approximately $1,001 was amortized through December 31, 2006. The December 2006 Promissory Note is now in default for failure to pay the principal when due at maturity. Since April 1, 2007, the December 2006 Promissory Note has borne interest at the rate of 18% per annum. Accrued interest for this Promissory Note is $31,500 and $22,500 as of September 30, 2010 and 2009 respectively.

The following summarizes the stockholders notes as of September 30, 2010 and 2009:

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

	September 30, 2010	September 30, 2009
Face Value of Bridge Loans Outstanding	$550,000	$550,000
Less: Debt discount due to share issuance	-	-
Net Bridge Loans Outstanding	$550,000	$550,000

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

NOTE 5.

CONVERTIBLE DEBENTURES:

During 2007, the Company sold to a group of outside investors (“Note Purchasers”), $1,500,000 of its 12% Convertible Notes (“Convertible Notes”). As of June 30, 2008, all of the Convertible Notes were converted into a cumulative total of 30,000,000 shares of the Company’s common stock. In addition, 1,352,876 common shares valued at $0.1125 were issued for payment of accrued interest totaling $131,459. Accrued interest unpaid as of September 30, 2010 and 2009 totaled $55,921 at the end of each period.

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

As of September 30, 2010, CMS has sold 110,000 shares of the Series B Preferred $2,199,947.

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

NOTE 7.

COMMON STOCK:

During the nine months ended September 30, 2010 the Company issued 14,000,000 shares of the Company’s unregistered common stock in satisfaction of $120,000 of consulting fees. Also during this period the company issued 7,100,000 shares of the Company’s unregistered common stock for $71,000 of cash.

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

A summary of the option awards under the Company’s Stock Option Plan as of September 30, 2010 and changes during the two-year period ended September 30, 2010 is presented below:

Stock Option Summary
		Weighted
		Average
		Stock
Stock Options	Shares	Price
Outstanding, January 1, 2008	21,320,000	$0.06

Granted, 2008	3,680,000	$0.02
Granted, 2009	2,000,000	$0.01
Exercised	-	-
Forfeited	(2,430,000)
Outstanding at September 30, 2010	24,570,000	$0.0521

Options vested at September 30, 2010	14,009,500	$0.0603

At September 30, 2010, the average remaining term for outstanding stock options is 7.5 years.

A summary of the status of non-vested shares under the Company’s Stock Option Plan, as of September 30, 2010 and changes during the two-year period ended September 30, 2010 is presented below:

Non-Vested Option Summary
		Weighted
		Average
		Stock
Stock Options	Shares	Price
Non-vested, September 30, 2008	7,160,500	$0.05
Non-vested September 30, 2009	1,800,000	$0.03
Granted during 2009	1,600,000	$0.01
	-	$-

Total Non-vested, September 30, 2010	10,560,500	$0.0412

As of September 30, 2010 and 2009, there was a total of $365,039 and $499,397 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Stock Option Plan, respectively. That cost is expected to be recognized over a weighted-average period of 7.5 years. This disclosure is provided in the aggregate for all awards that vest based on service conditions.

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

At September 30, 2010, the Company has loss carry-forwards available to reduce future taxable income and tax thereon. The carry-forwards will expire as outlined in the following table

Federal Expiration	Federal	State	State Expiration
2024	$67,516	$-	2009
2025	1,026,016	1,026,016	2010
2026	2,145,548	2,143,198	2011
2027	3,420,263	3,417,596	2012
2028	2,079,543	2,079,543	2013
2029	907,022	907,022	2014
TOTALS	$9,645,908	$9,573,375

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

NOTE 11.

CONCENTRATION OF CREDIT RISK:

The Company has one major distributor that accounted for approximately 98% of gross sales at September 30, 2010 and 72% as of September 30, 2009. However, this one distributor sells to the approximately 600 stores where the Company’s products are authorized. Additionally, as of September 30, 2010 three customers accounted for 44%, 35% and 20% of accounts receivables, and at September 30, 2009, one customer accounted for 37% of accounts receivables.

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

NOTE 13.

SUBSEQUENT EVENTS:

On October 8, 2010, the Company issued 2,300,000 shares of the Company’s unregistered common stock in connection with a private placement offering. The Company received $23,000 in gross proceeds from the offering. The sale was made by the Company directly with the purchaser and, as a result, the Company paid no commissions to any selling broker. The Company claims an exemption from the registration requirements of the Act for the private placement of these securities pursuant to Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated there under, since, among other things, the transaction did not involve a public offering and the investor was an accredited investor.

On October 12, 2010, the Company issued 2,500,000 shares of the Company’s unregistered common stock in full satisfaction of $25,000 of consulting fees due to a consultant retained by the Company. In connection with the foregoing, the Company relied upon the exemption from securities registration afforded by Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering. No advertising or general solicitation was employed in offering the securities. Transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933.

On October 12, 2010, the Company issued 2,500,000 shares of the Company’s unregistered common stock in full satisfaction of $25,000 of consulting fees due to a consultant retained by the Company. In connection with the foregoing, the Company relied upon the exemption from securities registration afforded by Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering. No advertising or general solicitation was employed in offering the securities. Transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933.

On November 3, 2010, stockholders representing 170,833 shares of the Company’s Series B Convertible Redeemable Preferred Stock converted their Series B Preferred Shares to common stock. The conversion price, determined earlier this year, was 318.167 shares of common stock for each share of Series B Preferred Stock. This resulted in the issuance of 54,353,460 shares of common stock. 12,500 shares of the Series B Preferred stock, representing 3,977,088 shares of common stock remain outstanding.

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

Overview.

Since January 1, 2006, the Company’s major activities have been producing and selling product, as well as attempting to expand our sales base. Prior to January 1, 2006, the Company was a development stage company and recorded no revenues from sales. The Company presently has its products for sale in approximately 600 stores; primarily in the New York Metro Area. While sales for both the 3 month and 9 month periods ending September 30, 2010 were less than the comparable periods of 2009, sales for the quarter ending September 30th ($31,246), were more than twice the amount of the 2nd quarter of 2010 ($14,556). While the Company’s sales, like retail sales in general, have been hampered by the economic recession, the Company is hopeful that this turnaround in sales is something that will continue, and are not necessarily due only to the unusually hot summer. While the Company is pleased with this increase in sales, the Company does not expect to see a robust recovery, regardless of how fast the economy improves, as ice cream sales tend to be weak in the second half of the year. Continuing a trend that the Company has observed throughout the current economic downturn, sales to stores in upper level economic areas remained strong compared to stores in middle, or lower income areas.

The Company believes that this increase in sales is a result of its efforts to increase sales in existing stores with various promotions. Unlike previous years, the Company did not make many presentations to new stores to obtain product placement, or to obtain new SKUs. Rather, because of the weak economy, and a lack of capital, the Company focused its attention on its existing stores with various promotions in an attempt to increase sales. Nevertheless, gross sales for both the 3 and 9 months ending September 30, 2010 were less than the comparable periods of 2009 primarily because of the fewer number of stores the Company’s products were for sale in. However, net sales, which take into consideration the slotting fees and expenses paid to obtain shelf space, were greater for both periods of 2010 compared to 2009. Additionally, many of the stores where the Company’s products were authorized last year, in attempt to maintain their own profitability, requested additional slotting fees to maintain the Company’s shelf space. In many cases the Company believed the cost to maintain the shelf space was not justified given the expected level of sales, and the Company declined to pay the additional slotting fees. This resulted in the Company losing approximately 800 stores compared to the number of stores the Company’s products were authorized in last year, and is directly related to this years decrease in gross sales compared to last year.

In an attempt to diversify the Company’s revenues and the use of its proprietary recipe and processes, the Company recently completed the development of a ricotta cheese product that is fat free, cholesterol free, lactose free and with the added benefit of being high in protein. The added protein is necessary to be able to create a product that is eligible for purchase by schools participating in the National School Lunch Program. The Company intends to use this no fat, no lactose, high protein cheese in several stuffed pasta dishes for sale to schools across the United States. According to statistics provided by the Department of Agriculture, the National School Lunch Program serves over 30 million children annually at over 100,000 schools throughout the country. During the 2008 school year (most recent figure available), the Program served over 5 billion lunches at a cost of over $12 billion. The Company believes that these new products will provide an opportunity in the growing market for healthier foods in schools, as well as health care institutions. After a few additional unexpected delays, the Company expects to begin recording sales of these new products in the 4th quarter of 2010, as it has completed the development of this new product and is presently making initial sales presentations to potential buyers.

Results of Operations.

During the three and nine months ending September 30, 2010, we recorded gross sales of $31,246 and $69,381 respectively, compared to $68,966 and $189,338 for the comparable periods of 2009. The decline in sales was primarily due to the fewer number of stores that our products were authorized in 2010 compared to 2009. We were offered the opportunity to return to many of the stores we were authorized in 2009, but would have had to pay additional slotting to do so. Given the scarcity of capital, we decided not to do so. However, without garnering new stores, increases in the Company’s sales of ice cream to levels previously obtained will be difficult to return to.

Another reason for the decrease in sales is the continuing weak economy which adversely affected sales, as consumers continued to look for ways to conserve money by purchasing less expensive brands. While our products offer long term health benefits, compared to regular full fatted ice cream, consumers are typically less likely to make short term sacrifices, by paying more for our products, to garner long term benefits. Consumers typically cut back on higher priced items, regardless of their health benefits, as they usually conserve cash during weak or uncertain economic times. Accordingly, our gross revenue for the 3 and 6 months ending September 30, 2010 was significantly less than it was for the comparable periods in 2009; although our sales for the 3rd quarter more than doubled compared to sales for the 2nd quarter of the year.

The Company typically promotes its products by offering discounted pricing to retailers, coupons and in-store demonstrations to increase customer awareness of its products. The Company believes it offers the only no fat, no lactose, no sugar added ice cream with fewer calories than the competition while maintaining the taste and texture of full fatted premium ice cream. The Company continues to believe that these are attributes that consumers find attractive and will return to purchasing the Company’s products and as the economy improves. This belief continues to be supported by the positive feedback the Company receives from brokers, store representatives and consumers that its products are well received in the marketplace. Additionally, the Company has completed its internal testing of the reformulation of its recipe to allow its ice cream to be considered “All Natural.” The Company’s initial tests, including taste testing, were all very positive. The “natural” segment of food sales, together with the “organic” segment are two of the fastest growing divisions of grocery sales. Based upon definitions of what is considered an all natural product, primarily from information publicly available from Whole Foods®, the Company has replaced one of its sweeteners with a natural sweetener. Historically, consumers have been willing to pay more for foods considered to be natural and/or organic and the Company believes this will be beneficial to the Company. In conjunction with transitioning our product to an all natural product, the Company is also considering reducing the number of bars in our retail market pack to 4 from 6. Doing so would lower the perceived cost of the product, although we anticipate that the per serving cost would remain the same. Studies have shown that ice cream purchases tend to be more impulsive, rather than planned. Therefore by reducing the number of bars in a box, we could potentially price a market pack about one-third lower than the current cost of our market pack. We believe this could increase sales by making the price more appealing to the impulse purchaser. The Company has postponed the roll out of this new product until 2011, as the Company has insufficient capital to design and print retail market packs, marketing and sales brochures and make sales presentations. Additionally, to reduce any confusion in the market place, the Company plans on drawing down its existing inventory of product rather than having both its original bar and an “all natural” bar for sale at the same time.

All of our revenue during the 3 and 9 month periods ending September 30, 2010 were from the sale of ice cream bars to supermarket chains. Our Double Chocolate Fudge bar, our best selling ice cream bar, garnered 37.8% of sales during both the 3rd quarter, and the 9 month period ending September 30, 2010. Our Orange and Vanilla Cream bar represented 36.9% of sales for the 3rd quarter and 28.1% of sales for the 9 month period ending September 30th. Sales of our Orange and Vanilla Cream bar for the 9 month period were less than expected due to an inventory shortage earlier in the year that reduced sales. Our Double Sundae Swirl bar represented 22.7% of sales for the 3rd quarter and 24% of sales for the 9 month period. These three flavors are the Company’s most popular flavors and remained strong. The Company recorded no sales of both our Peach Melba bar and our Cappuccino bar during the 3rd quarter as a result of inventory shortages. However, Peach Melba represented 11.1% of sales for the 9 months ending September 30, 2010 even without any sales during the 3rd quarter. We still have not been unable to manufacture our Cappuccino Fudge bar and do not expect to record any sales of this flavor for the balance of the year. The comparable percentages for the 3 month and 9 month periods ending September 30, 2009, were Double Chocolate Fudge 47.6% and 41.9%, Orange & Vanilla Cream 30.4% and 28.8%, Sundae Swirl 10.5% and 15.5%%, Cappuccino Fudge 8.1% and 9.1% and Peach Melba 5.4% and 4.3%. Sales for both the 3 and 9 month periods ending September 30, 2010 were reduced due to continuing problems with not having sufficient capital to manufacture product to meet orders, as the company was unable to manufacture our Cappuccino Fudge bar, and was out of stock on the Orange & Vanilla Cream bar for a portion of the 3rd quarter. Until such time as the Company has sufficient capital to manufacture product and maintain sufficient inventories of all of our flavors, sales will be hampered.

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

All of our ice cream bars are manufactured at our original co-packing facility in Lakewood, New Jersey. Due to logistical concerns, we no longer manufacture any products at the second co-packer we previously contracted with located in Wisconsin. We had no long term agreement to manufacture our products with the Wisconsin co-packer, and presently do not have a long term agreement to manufacture our product with our original co-packer. While having two co-packers helped diminish the potential adverse effects should either co-packer experience any production issues, or shortages, the logistical concerns of having two co-packers and scheduling production time caused us to consolidate back into a single co-packer. However, to the extent that our co-packer is unable to manufacture our products going forward, or produce amounts that are not sufficient to meet customer demands, we would not be able to fill all of our orders and, similar to what took place in 2007, we could be adversely impacted. However, based upon expected sales in 2010, the Company does not perceive this to be a problem.

While we were able to maintain sufficient finished goods inventories to make deliveries for most of our flavors, although we were unable to do so for our Cappuccino Fudge bar. A lack of capital to pay for production prevented us from manufacturing these bars. Accordingly, we have had no sales of our Cappuccino Fudge bar this year. Additionally, we were out of stock on our Orange & Vanilla bar, our second most popular flavor, earlier in the year, which also reduced sales. With the limited capital we have been able to raise, we have kept adequate inventories of our most popular flavors to meet customer demand. The Company is also attempting to manage its inventory so that it can introduce its new “all natural” bar early in 2001, without having an excess inventory of any of our existing ice cream bars, or packaging. Going forward, we still anticipate the need to enter into a long-term production agreement with our current co-packer once we can reasonably determine our sales for the next twelve to eighteen months. Additionally, we believe that until we are more stable financially, this co-packer will not be willing to enter into a long-term agreement since they cannot be reasonably assured we will be able to pay for such production.

The Company incurred a net loss of $235,420 for the 3rd quarter of 2010, compared to a net loss $249,712 for the comparable quarter ended 2009, reducing its loss by $14,292; an improvement of 5.7%. For the 9 months ended September 30, 2010, the Company recorded a net loss of $662,925; an improvement of $168,119, or 20.2% compared to a net loss of $831,044 for the same period in 2009. Gross sales for the 3 months ending September 30, 2010 were less than the comparable quarter of 2009. Consequently the Company’s cost of goods sold was also less in the 3rd quarter of 2010, compared to the 3rd quarter of 2009. Likewise, since sales for the 9 month ending September 30, 2010 were less than the sales for the first 9 months of 2009, the Company’s cost of goods sold in 2010 was less than the comparable period in 2009. However, the Company’s Cost of Goods Sold as a percentage of sales in the 3rd quarter of 2010 (110%), was considerably greater as a result of selling product at a discount to a customer to be paid sooner than our normal terms. The customer paid for the product on the day of delivery, rather than our customary 21 days, but did so at a considerable discount in price. The Company needed the funds from the sale of the product which is why the Company entered into the transaction. Historically, the Company’s average cost of goods sold has ranged between 80% on the low side, and 90% on the high side. While the Company has been able to manage its ingredients cost, it has found it difficult to control its production costs. The machinery that the Company’s co-packer uses to produce the Company’s products is in short supply; consequently our co-packer has the ability to increase their co-packing fee on an annual basis since the demand for their production time is greater than their available supply.

The cost of goods sold and slotting fees and expenses paid by the Company for both the current quarter and the 9 months ending September 30, 2010 were considerably less than those incurred in the comparable periods of 2009. As previously stated, the Company focused its efforts on increasing sales from existing stores rather than attempting to get sales from new stores. Consequently the Company’s slotting expenses were considerably less during these periods in 2010 compared to the comparable periods of 2009. The Company’s selling, general and administrative expenses increased from $130,065 for the 3 months ending September 30, 2009 to $186,353 for the same three month period this year. This increase in SGA was also seen in the 9 month period ending September 30th where it increased $71,579 from $449,862 to $521,411. Finally, as a result the Company’s past and continuing efforts to reduce its debt burden, the Company’s interest expense was considerably less for the 3 months ending September 30, 2010 ($45,348) compared to the 3 months ending September 30, 2009 ($67,394). Similarly, interest expense for the 9 months ending September 30, 2010 was $146,101, compared to $244,573 for the comparable period in 2009; a difference of $98,472, or an improvement of 40.3%. The Company continues to work hard to make its operations more efficient and to reduce its debt burden when possible, so that it can have more capital available for production related expenses to insure it has product to sell, as well as capital to market and promote its products. This is a continuation of the trend that began last year.

The Company had 3rd quarter revenues of $31,246 and recorded only $530 in slotting expenses and discounts. This compares to revenues of $68,966 and slotting, discounts & other credits of $53,563, or 77.7% of sales in the comparable quarter of 2009. While gross sales for the 3rd quarter were less than the comparable quarter of 2009, the net revenues for the 3rd quarter of 2010, where slotting fees & expenses were considerably less; was more than twice as great as the 3rd quarter of 2009 where the Company incurred considerable less slotting charges. This is a direct result of the Company’s goal of increasing sales in existing stores, which in turn are more profitable, rather than increasing sales by obtaining new authorizations which would require slotting fees and expenses. The Company will eventually need to increase the number of stores that authorize its products, but until such time as it has the capital to do so, the Company will focus its attention on increasing sales in its current authorized stores.

For the 9 months ending September 30, 2010, the Company had sales of $69,381, and net slotting fees and expenses of $188. The slotting fees and expenses for the 9 months ending September 30, 2010 are less than the current quarter ($530), as a result of a credit in the amount of $342 for previously paid slotting expenses received earlier this year. This compares to sales of $189,338, and slotting discounts & other credits of $142,994 (75.5% of sales), which results in net sales of $46,344. Similar to the current quarter, net sales for the 9 months ending September 30, 2010 ($69,193) are greater than the net sales for the comparable period of 2009 ($46,344). The decrease in slotting fees represents the Company’s continuing efforts to attempt to increase sales from existing accounts, rather than from obtaining authorizations from new stores, or “paying to stay” in existing stores. The Company believes it is best served by using its available capital to insure that it can make and deliver product to the stores, and increase sales in existing stores by spending more money on marketing and promotion rather than slotting. Historically, slotting charges have typically been one-time payments made to retail outlets to access their shelf space. These fees are common in most segments of the food industry and vary from chain to chain. However, more recently, supermarkets have been asking for annual slotting payments, called “Pay to Stay,” to add additional revenues to their stores. The Company is continuing to examine this recent trend and how the Company can avoid paying additional slotting fees to retain its shelf space. Nevertheless, the Company anticipates that until the rollout of its products to all stores in the country is completed, slotting expenses and discounts will continue to offset a portion of sales revenue. However over time, as more stores authorize the Company’s products, even with “Pay to Stay,” slotting payments should represent a smaller portion of gross revenues. However, slotting fees are not a guarantee that a store will reauthorize our product from one year to the next. For example, if sales of the Company’s products are not acceptable to the stores, the Company’s products may be discontinued, similar to what happened with certain supermarket chains the Company was selling to in 2007, and to a lesser degree in 2008. While the Company intends to focus on increasing its sales revenues by attempting to increase existing store sales via marketing and promotional programs rather than adding new stores, it also needs to obtain authorizations from new stores to return ice cream sales to their previous levels. Regardless if the Company receives new store authorizations, or receives a new authorization from a current authorized store for a new product that was not previously authorized, additional slotting expenses will most likely be assessed.

The $235,420 loss for the 3 months ending September 30, 2010, as well as the $662,925 loss for the 9 months ending September 30, 2010 resulted primarily from (i) selling, general and administrative expenses, (ii) the Company’s unusually high cost of goods sold , and (iii) interest expense. This compares to a loss of $249,712 and $861,044 for the 3 and 9 month s ending September 30, 2009. The Company incurred very small slotting expenses during both the 3 and 9 months periods ending September 30, 2010, as the Company did not increase the number of authorized stores, and elected not to pay additional slotting to stay in some of the stores it had been authorized in 2009. Consequently, slotting expenses were lower for the 2010 periods compared to the comparable periods of 2009, where the Company spent $53,563 for the 3 months ending September 30, 2009 and $142,994 for the 9 months ending September 30, 2009. However, sales were also lower for both the 3 and 9 month periods ending September 30, 2010 due the decrease in the number of stores selling the Company’s products this year compared to last year. The Company expects this trend to continue through the end of this year, because it committed to spend fewer dollars on slotting this year compared to previous years. The Company expects that the interest in its new “all natural” ice cream products will be such that slotting expenses will increase next year, as stores authorize this new product. Although the Company also believes that the demand for this product will result in lower slotting fees and expenses than typically charged by stores for new products.

The Company’s cost of goods sold for the 3rd quarter, $34,434, or 110.2% of sales was considerably greater than normal as a result of selling product at a discount to a customer to be paid sooner than our normal terms. The customer paid for the product on the day of delivery, rather than our customary 21 days, but did so at a considerable discount in price. The Company needed the funds from the sale of the product which is why the Company entered into the transaction. Typically, the Company’s average cost of goods sold has ranged between 80% on the low side, and 90% on the high side. As a result of the Company’s inability, due to a lack of working capital, to order raw materials in sufficient volume to obtain bulk purchasing prices, its cost of goods sold is higher than what the Company would like. Additionally, the fee the Company pays its co-packer is also higher than normal, as the demand for the co-packer’s machinery allows the co-packer to charge the Company fees greater than what may be considered typical for manufacturing a product. Until such time as the Company can purchase its ingredients in greater quantities, and obtain a lower co-packing fee, the Company’s cost of goods sold will remain high. The Company is continuing to look for ways to increase its gross margin without sacrificing the quality of its product. The Company has never had sufficient financial resources to purchase its raw materials in greater volume, so it still incurs smaller batch pricing. Additionally, until such time as the Company can obtain greater purchasing power with its co-packer it will be difficult to lower its cost of goods sold dramatically. However, the Company continues to believe it will be able to lower the cost of its ingredients and packaging if and when it can purchase these items in greater quantity. The weak economy has also helped hold down the prices for the raw materials the Company purchases to make its product, but the weak economy has not held down the cost of manufacturing its product.

The Company incurred Selling, General & Administrative costs of $186,353 in the current quarter compared to $130,065 in the 3rd quarter of 2009; an increase $56,288. For the 9 months ending September 30, 2010, the Company incurred SGA of $521,411, compared to $449,862 for the comparable period of 2009. The Company incurred Sales and Distribution expenses during the 3rd quarter of 2010, of only $62, as the cost of storage and delivery of our product is paid for by our distributor, and reflected in the price we sell the product to them. Last year in the third quarter the Company incurred Sales & Distribution expenses of $24,495 most of which was related to cold storage ($17,484). Sales and distribution expenses for the first 9 months of the year equaled $7,025, compared to $24,495 for the comparable period of 2009. The Company has significantly reduced its cold storage expenses from previous years, as all of our products are stored in our distributor’s warehouse at no additional cost to the Company. All of the Company’s sales during both the 3rd quarter of the year, as well as the first 9 months of the year, were sales made by the Company’s direct store distributor which services the New York Metro region. This distributor picks up their orders directly from its warehouse where the Company now stores its products. Previously the Company leased cold storage space from an unaffiliated company. The distributor deducts 2% of the cost of the item to cover the delivery and cold storage cost. This is considerably less expensive than hiring an independent trucker to deliver these orders. The majority of this improvement for the 9 months ending September 30, 2010 compared to 2009 is a result of the aforementioned change in storing the Company’s product. The Company incurred $25,500 in costs attributable to salaries and benefits during the quarter, compared to $33,100 in the comparable period of 2009. While it does not affect the Company’s earnings, the Company’s President has continued to defer a considerable portion of his salary, which improves the Company’s cash flow. The balance of the Company’s SG&A was incurred in general operating expenses including advertising, marketing, travel and entertainment.

The Company incurred interest charges of $45,348 during the 3rd quarter of 2010 compared to $67,394 in the comparable period in 2009; a decrease of $22,046 or about 32.7%. For the 9 months ending September 30, 2010, the Company incurred interest expense of $146,101, compared to $244,573 for the comparable period of 2009. The majority of this difference is due to lower amortization of deferred financing costs and debt discount in 2010, compared to 2009. As of June 30, 2010 all of the costs associated with the Company’s borrowings have been amortized. The majority of the interest expense in the current quarter, as well as the 9 months ending September 30, 2010 is related to the $449,000 Stockholders Notes that are currently in default and accruing interest at the default rate of 18%. The balance of the Company’s indebtedness accrues interest at an annual rate of 12%.

Liquidity and Capital Resources.

During the quarter the Company’s total assets decreased by $54,112 from $505,517 at December 31, 2009 to $451,405 at September 30, 2010. The decline was principally the result of the cumulative effect of an increase in cash ($583), a decrease in net accounts receivable ($9,853), as a result of receiving monies due the Company, a decrease in our inventories ($41,888), and a decrease in deferred financing costs of $2,954 as the Company finished amortizing the costs of its 2009 borrowings.

The Company’s current assets decreased $51,158 from $252,563 at December 31, 2009 to $201,405 at September 30, 2010. The decrease in current assets was primarily as a result of the aforementioned increase in cash ($583), decrease in net accounts receivable ($9,853), a decrease in raw materials inventory ($1,530) and a decrease in our finished goods inventory ($40,358). At September 30, 2010, the Company had negative working capital of approximately $2,376,715, which consisted of current assets of approximately $201,405 and current liabilities of $2,578,120. The Company’s negative working capital was up $301,577 from $2,075,138 at year end. The majority of this increase came from an increase in accounts payable ($73,544), and increase in accrued expenses ($169,773), primarily accrued interest, an increase in cash ($583), a decrease in accounts receivable ($9,853) and a decrease in our finished goods inventory ($40,358) and a small decrease in our finished goods inventory ($1,530). The balance was attributable to a decrease in deferred financing costs ($2,954), and in increase other notes payable as a result of completing the amortization of debt discount attributable to these promissory notes. All of the Company’s borrowings are currently in default and are past due. Consequently this has a negative impact on the Company’s working capital. The Company is continuing to work with each of its lenders and several of its creditors to work out an alternative repayment plan and to extend the maturity of the various loans or work out some alternative repayment plan. The Company’s working capital is also hampered by $442,413 of accounts payable, which is quite high given the Company’s current sales. Additionally, the Company’s accrued expenses of $839,607 are up $169,773 from $669,834 at December 31, 2009. The majority of the increase in accrued expenses is a result of the accrued interest on the Company’s indebtedness. Our current assets consisted of $20,106 cash, $4,714 in trade accounts receivables net of slotting fees, discounts and allowances, $176,585 in inventory including both finished goods, $30,674, and raw materials, $145,911. Our current liabilities included accounts payable of $442,413 up $73,544 from $368,869 at December 31, 2009, accrued expenses of $839,607 up $169,773 from $669,834 at December 31, 2009 and various promissory notes payable within one year of $1,296,100. Of this amount, $449,000 has been and continues to be in default. The note holders of the defaulted notes have demanded repayment. The Company is in continuing discussions with each of the lenders to enter into a settlement for the amounts due. Additionally, all of the remaining 2007 Bridge Loans ($550,000) are also in default, as are the 2009 Bridge Loans ($150,000). The Company has made an offer to each of these lenders to pay the accrued interest and outstanding principal in shares of common stock, but to date none of the lenders has accepted such offer.

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

As of September 30, 2010, the Company’s management carried out an evaluation, with the participation of the Company's Chief Executive Officer (principal executive officer) and Chief Accounting Officer (principal financial officer), of the effectiveness of the Company's disclosure controls and procedures and the Company’s internal control over financial reporting. Management concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report were effective at the reasonable assurance level in timely alerting it to material information required to be included in the Company's periodic Securities and Exchange Commission filings and were also effective at the reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

N/A

ITEM 1A. RISK FACTORS

Not Applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 23, 2010, the Company issued 2,500,000 shares of the Company’s unregistered common stock regarding a retainer fee in the amount of $25,000 paid a public relations firm retained by the Company. In connection with the foregoing, the Company relied upon the exemption from securities registration afforded by Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering. No advertising or general solicitation was employed in offering the securities. Transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933.

On August 26, 2010, the Company issued 730,000 shares of the Company’s unregistered common stock in connection with a private placement offering. The Company received $12,800 in gross proceeds from the offering. In connection with the foregoing, the Company relied upon the exemption from the registration requirements of the Act for the private placement of these securities pursuant to Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated thereunder since, among other things, the transaction did not involve a public offering, the investor was an accredited investor and no advertising or general solicitation was employed in offering the securities.

On September 8, 2010, the Company issued 1,280,000 shares of the Company’s unregistered common stock in connection with a private placement offering. The Company received $12,800 in gross proceeds from the offering. In connection with the foregoing, the Company relied upon the exemption from the registration requirements of the Act for the private placement of these securities pursuant to Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated thereunder since, among other things, the transaction did not involve a public offering, the investor was an accredited investor and no advertising or general solicitation was employed in offering the securities.

On September 15, 2010, the Company issued 2,290,000 shares of the Company’s unregistered common stock in connection with a private placement offering. The Company received $22,900 in gross proceeds from the offering. In connection with the foregoing, the Company relied upon the exemption from the registration requirements of the Act for the private placement of these securities pursuant to Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated thereunder since, among other things, the transaction did not involve a public offering, the investor was an accredited investor and no advertising or general solicitation was employed in offering the securities.

On September 24, 2010, the Company issued 900,000 shares of the Company’s unregistered common stock in connection with a private placement offering. The Company received $9,000 in gross proceeds from the offering. In connection with the foregoing, the Company relied upon the exemption from the registration requirements of the Act for the private placement of these securities pursuant to Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated thereunder since, among other things, the transaction did not involve a public offering, the investor was an accredited investor and no advertising or general solicitation was employed in offering the securities.

On October 8, 2010, the Company issued 2,300,000 shares of the Company’s unregistered common stock in connection with a private placement offering. The Company received $23,000 in gross proceeds from the offering. In connection with the foregoing, the Company relied upon the exemption from the registration requirements of the Act for the private placement of these securities pursuant to Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated thereunder since, among other things, the transaction did not involve a public offering, the investor was an accredited investor and no advertising or general solicitation was employed in offering the securities.

On October 8, 2010, the Company issued 1,500,000 shares of the Company’s common stock in full satisfaction of $16,512 of fees due an accountant who had previously worked for the Company. In connection with the foregoing, the Company relied upon the exemption from securities registration afforded by Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering. No advertising or general solicitation was employed in offering the securities. Transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933.

On October 8, 2010, the Company issued 2,500,000 shares of the Company’s unregistered common stock in full satisfaction of $25,000 of consulting fees due to a consultant retained by the Company. In connection with the foregoing, the Company relied upon the exemption from securities registration afforded by Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering. No advertising or general solicitation was employed in offering the securities. Transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933.

On November 3, 2010, stockholders representing 170,833 shares of the Company’s Series B Convertible Redeemable Preferred Stock converted their Series B Preferred Shares to common stock. The conversion price, determined earlier this year, was 318.167 shares of common stock for each share of Series B Preferred Stock. This resulted in the issuance of 54,353,460 shares of common stock. 12,500 shares of the Series B Preferred stock, representing 3,977,088 shares of common stock remain outstanding.

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

Between July 14, and October 22, 2008, the Company entered into a various promissory notes with an unaffiliated lender totaling $88,100 (the “July-October 2008 Loans”). Each of the July-October 2008 Loans accrues interest at the annual rate of 12% and is unsecured. Each of the July-October 2008 Loans is in default for failure to pay the principal amount and accrued interest due at maturity. The Company is negotiating with the holder of the July-October 2008 Loans to pay the accrued interest due, and to extend its maturity. No assurances can be given that the lender of the July-October 2008 Loans will agree to any such terms.

On February 6, 2009, the Company entered into a promissory note with a lender in the amount of $100,000 (the “February 2009 Loan”). The February 2009 Loan accrues interest at the annual rate of 12% and was due February 6, 2010. The February 2009 Loan is secured by a security interest in the Company’s future capital raises. However, this security interest in subordinate to other security interests in the same collateral by other lenders. The February 2009 Loan is currently in default for failure to pay the principal amount and accrued interest due at maturity. The Company is negotiating with the holder of the February 2009 Loan to pay the accrued interest due, and to extend its maturity. No assurances can be given that the lender of the February 2009 Loan will agree to any such terms.

On July 16, 2009, the Company entered into a promissory note with a lender in the amount of $50,000 (the “July 2009 Loan”). The July 2009 Loan accrues interest at the annual rate of 12% and was due July 16, 2010. The July 2009 Loan is secured by a security interest in the Company’s future capital raises. However, this security interest in subordinate to other security interests in the same collateral by other lenders. The July 2009 Loan is currently in default for failure to pay the principal amount and accrued interest due at maturity. The Company is negotiating with the holder of the July 2009 Loan to pay the accrued interest due, and to extend its maturity. No assurances can be given that the lender of the July 2009 Loan will agree to any such terms.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

On July 23, 2010, the Company issued 2,500,000 shares of the Company’s unregistered common stock regarding a retainer fee in the amount of $25,000 paid a public relations firm retained by the Company. In connection with the foregoing, the Company relied upon the exemption from securities registration afforded by Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering. No advertising or general solicitation was employed in offering the securities. Transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933.

On August 26, 2010, the Company issued 730,000 shares of the Company’s unregistered common stock in connection with a private placement offering. The Company received $12,800 in gross proceeds from the offering. In connection with the foregoing, the Company relied upon the exemption from the registration requirements of the Act for the private placement of these securities pursuant to Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated thereunder since, among other things, the transaction did not involve a public offering, the investor was an accredited investor and no advertising or general solicitation was employed in offering the securities.

On September 8, 2010, the Company issued 1,280,000 shares of the Company’s unregistered common stock in connection with a private placement offering. The Company received $12,800 in gross proceeds from the offering. In connection with the foregoing, the Company relied upon the exemption from the registration requirements of the Act for the private placement of these securities pursuant to Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated thereunder since, among other things, the transaction did not involve a public offering, the investor was an accredited investor and no advertising or general solicitation was employed in offering the securities.

On September 15, 2010, the Company issued 2,290,000 shares of the Company’s unregistered common stock in connection with a private placement offering. The Company received $22,900 in gross proceeds from the offering. In connection with the foregoing, the Company relied upon the exemption from the registration requirements of the Act for the private placement of these securities pursuant to Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated thereunder since, among other things, the transaction did not involve a public offering, the investor was an accredited investor and no advertising or general solicitation was employed in offering the securities.

On September 24, 2010, the Company issued 900,000 shares of the Company’s unregistered common stock in connection with a private placement offering. The Company received $9,000 in gross proceeds from the offering. In connection with the foregoing, the Company relied upon the exemption from the registration requirements of the Act for the private placement of these securities pursuant to Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated thereunder since, among other things, the transaction did not involve a public offering, the investor was an accredited investor and no advertising or general solicitation was employed in offering the securities.

On October 8, 2010, the Company issued 2,300,000 shares of the Company’s unregistered common stock in connection with a private placement offering. The Company received $23,000 in gross proceeds from the offering. In connection with the foregoing, the Company relied upon the exemption from the registration requirements of the Act for the private placement of these securities pursuant to Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated thereunder since, among other things, the transaction did not involve a public offering, the investor was an accredited investor and no advertising or general solicitation was employed in offering the securities.

On October 8, 2010, the Company issued 1,500,000 shares of the Company’s common stock in full satisfaction of $16,512 of fees due an accountant who had previously worked for the Company. In connection with the foregoing, the Company relied upon the exemption from securities registration afforded by Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering. No advertising or general solicitation was employed in offering the securities. Transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933.

On October 8, 2010, the Company issued 2,500,000 shares of the Company’s unregistered common stock in full satisfaction of $25,000 of consulting fees due to a consultant retained by the Company. In connection with the foregoing, the Company relied upon the exemption from securities registration afforded by Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering. No advertising or general solicitation was employed in offering the securities. Transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933.

On November 3, 2010, stockholders representing 170,833 shares of the Company’s Series B Convertible Redeemable Preferred Stock converted their Series B Preferred Shares to common stock. The conversion price, determined earlier this year, was 318.167 shares of common stock for each share of Series B Preferred Stock. This resulted in the issuance of 54,353,460 shares of common stock. 12,500 shares of the Series B Preferred stock, representing 3,977,088 shares of common stock remain outstanding.

ITEM 6. EXHIBITS.

Exhibits filed with this report:

No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on this 22nd day of November 2009.

THE ENLIGHTENED GOURMET, INC.

By:  /s/ ALEXANDER L. BOZZI, III

Alexander L. Bozzi, III, President

(Principal Executive Officer and

Principal Financial Officer and Chief Accounting Officer)